Form 10-Q
period 2008-09-30
East Coast Ethanol, LLC
filed 2008-11-14
CIK 1423350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended September 30, 2008

☐	Transition report under Section 13 or 15(d) of the Exchange Act of 1934.

Commission file number 333-148905

EAST COAST ETHANOL, LLC
(Name of small business issuer in its charter)
Delaware	26-0879421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1907 Thurmond Mall, Post Office Box 2226 Columbia, South Carolina	29202
(Address of principal executive offices)	(Zip Code)

(877) 323-3835
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☐ Yes       ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 ☐ Yes          ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of September 30, 2008 there were 2,180 membership units outstanding.

EAST COAST ETHANOL, LLC

ii

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

EAST COAST ETHANOL, LLC
(A Development Stage Company)
Balance Sheet
(unaudited)

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,769,724	$6,673,680
Interest receivable	1,562	-
Receivables - other	5,351	-
Total current assets	2,776,637	6,673,680

INVESTMENTS	100,000	-

PROPERTY AND EQUIPMENT
Construction in progress	502,513	28,264
Office furniture & equipment	41,168	-
Less accumulated depreciation	(11,766)	(2,485)
	531,915	25,779
DEFERRED OFFERING COSTS	1,042,616	125,285
DEPOSITS AND OTHER ASSETS	1,522,083	639,967
	$5,973,251	$7,464,711

LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$342,487	$245,095
Total current liabilities	342,487	245,095

COMMITMENTS AND CONTINGENCIES (Notes 4 and 5)

TOTAL MEMBERS' EQUITY
Membership contributions; authorized (unlimited) and 2180 units issued and outstanding	8,603,662	8,603,662
Deficit accumulated during the development stage	(2,972,898)	(1,384,046)
	5,630,764	7,219,616
	$5,973,251	$7,464,711

See Accompanying Notes to Financial Statements

EAST COAST ETHANOL, LLC
(A Development Stage Company)
Statement of Operations
(unaudited)

	Three months ending September 30, 2008	Three months ending September 30, 2007	Nine months ending September 30, 2008	Nine months ending September 30, 2007	For the period from August 4, 2006 (inception) through September 30, 2008
Revenues	$-	$-	$-	$-	$-
Operating expenses
Organizational expenses	-	53,543	235,369	139,723	844,245
Start-up expenses	-	152,890	-	217,390	433,244
General and administrative expenses	337,441	8,984	873,594	97,548	1,298,583
Management fees	183,500	64,500	570,500	64,500	635,000
Total	520,941	279,917	1,679,463	519,161	3,211,072
Operating loss	(520,941)	(279,917)	(1,679,463)	(519,161)	(3,211,072)
Other Income (expense)
Interest income	17,345	43,049	90,611	61,133	238,213
Interest expense		-	-	(39)	(39)
	17,345	43,049	90,611	61,094	238,174

Net loss	$(503,596)	$(236,868)	$(1,588,852)	$(458,067)	$(2,972,898)

Net loss per unit (Basis and Diluted)	$(231)	$(241)	$(729)	$(924)	$(1,364)

Weighted average units outstanding	2,180	984	2,180	496	2,180

See Accompanying Notes to Financial Statements

EAST COAST ETHANOL, LLC
(A Development Stage Company)
Statement of Cash Flows
(unaudited)
	Nine months ending September 30, 2008	Nine months ending September 30, 2007	For the period from August 4, 2006 (inception) through September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,588,852)	$(458,067)	$(2,972,898)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	9,281	472	11,766
Changes in assets and liabilities:
Decrease (increase) in receivables	(6,913)	—	(6,913)
Increase (decrease) in other assets	70,709	(54,177)	(12,835)
Increase in accounts payable and accrued expenses	97,392	5,899	124,943
Net cash used in operating activities	(1,418,383)	(505,873)	(2,855,937)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for Property and Equipment and Construction in Progress	(515,417)	—	(526,692)
Deposits for property and engineering services	(790,066)	—	(790,066)
Investment in long-term certificate of deposit	(100,000)	—	(100,000)
Net cash received from acquisiton of LLC's	—	5,538,794	5,538,794
Net cash provided by / (used in) investing activities	(1,405,483)	5,538,794	4,122,036

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of membership units	—	1,965,000	2,745,000
Expenditures for offering costs	(917,331)	(48,581)	(1,042,616)
Deposits for private placement costs	(162,759)	—	(162,759)
Redemption of members' interests	—	(36,000)	(36,000)
Net cash provided by / (used in) financing activities	(1,080,090)	1,880,419	1,503,625

Increase (decrease) in cash and cash equivalents	(3,903,956)	6,913,340	2,769,724

Cash and cash equivalents, beginning of period	6,673,680	639,355	—

Cash and cash equivalents, end of period	$2,769,724	$7,552,695	$2,769,724

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchase of assets and liabilities of acquired entities for member units	$—	$355,868	$355,868

See Accompanying Notes to Financial Statements

EAST COAST ETHANOL, LLC
FORMERLY PALMETTO AGRI-FUELS, LLC FOR FINANCIAL REPORTING PURPOSES
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

EAST COAST ETHANOL, LLC, (a development stage limited liability company) previously known as Palmetto Agri-Fuels, LLC for financial reporting purposes, (the “Company”) is expected to be located at various sites in Georgia, Florida, South Carolina and North Carolina. The Company intends to develop four 110-million gallon corn-based ethanol plants in North Carolina, South Carolina, Georgia, and Florida for distribution within the southeast United States. Although subject to a number of uncertainties, the Company anticipates completing construction of all four plants in 2010. As of September 30, 2008, the Company is in the development stage with its efforts being principally devoted to start-up, organizational, financing, site evaluation and due-diligence activities.

The Company was formally organized as a limited liability company on August 4, 2006. On September 6, 2007, the Company acquired three development stage companies (See Note 2).

Basis of Presentation

The financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial information of the Company is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full year. These statements should be read in conjunction with the financial statements and related notes included in the Company’s S-1 Registration Statement.

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America require that management make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities and other items, as well as the reported revenues and expenses. Actual results could differ from those estimates.

Revenue Recognition

To date, no revenue has been earned. If the proposed construction is completed, the Company expects to recognize revenue from the production of ethanol when the revenue cycle is complete and the title transfers to customers, net of any allowance for estimated returns.

Property and Equipment and Construction in Progress

Property and equipment are stated at cost. Significant additions are capitalized, while expenditures for maintenance, repairs and minor renewals are charged to operations when incurred. Office furniture and equipment is depreciated over the estimated useful life of 3 to 5 years on a straight-line basis. As of September 30, 2008, the Company has recorded accumulated depreciation of $11,766. Construction in progress is stated at cost, which includes the cost of construction and other direct costs attributable to the construction. No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use. Construction in progress at September 30, 2008 represents engineering, design and other related costs incurred for site preparation.

The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset. The amount of the loss is determined by comparing the fair market value of the asset to the carrying amount of the asset.

Organization and start-up costs

Organization and start-up costs are expensed as incurred.

Deferred Offering Costs

Costs incurred related to the sale of membership units are recorded as deferred offering costs until the related units are issued or the offering is terminated. Upon issuance of units, these costs will be offset against the proceeds received. If the equity financing does not occur, these costs will be expensed. Offering costs include direct and incremental costs related to the offering such as legal fees and related costs associated with the Company’s proposed sale of membership units. As of September 30, 2008, the total deferred offering costs are $1,042,616.

Cash Equivalents

The Company considers all highly liquid debt securities purchased with an original maturity of three months or less to be cash equivalents. In May 2008, the Company purchased a 2-year $100,000 Certificate of Deposit as collateral for the newly obtained company credit cards.

In September 2008, the Company purchased two 90-day Certificates of Deposit for $99,000 each with a major financial institution.

Deposits - Other Assets

As of September 30, 2008, the Company has $183,400 of earnest money deposits related to purchase and option purchase contracts for real estate.

The Company has entered into a lease agreement for office space in Benson, North Carolina. As of September 30, 2008, the Company has a refundable lease deposit of $800.

The Company had paid retainers in connection with the placement agency agreement and financial agreement for $162,759.

The Company entered into Letters of Intent with an entity in August 2007 to provide certain engineering and consulting services related to the proposed projects in Georgia, South Carolina, and Florida. As of September 30, 2008, the Company has a non-refundable commitment fee (retainer) with this entity of $1,166,666.

The Company put in place a directors and officers liability insurance policy commencing November 1, 2007. The premium cost of this policy is being amortized on a monthly basis over the twelve month policy period. As of September 30, 2008, the unamortized balance of this prepaid insurance asset is $5,417.

The Company has put in place a website maintenance contract beginning March 2008. The cost of this maintenance contract is being amortized on a monthly basis over the twelve month maintenance period. As of September 30, 2008, the unamortized balance of this prepaid maintenance is $1,042.

The Company has established membership in an state industry association in late July 2008. The cost of this association membership is being amortized on a monthly basis over a twelve month period. As of September 30, 2008, the unamortized balance of this prepaid membership is $2,000.

Income Taxes

The Company is organized as a limited liability company under state law and is treated as a partnership for income tax purposes. Under this type of organization, the Company’s taxable loss passes through to the members and is taxed at the member level. Accordingly, no income tax provision has been reflected in these financial statements. The differences between financial statement basis of assets and tax basis of assets is related to capitalization and amortization of organizational and start-up costs for tax purposes, where as these costs are expensed for financial statement purposes. The Company adopted Financial Accounting Standards Board Interpretation 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109 (“FIN 48”) in our fiscal year commencing January 1, 2007. The Company believes it has appropriate support for the income tax positions taken and to be taken on its tax returns.

Concentration of Credit Risk

The Company’s cash and cash equivalents are exposed to concentrations of credit risk. The Company manages and controls this risk by placing these funds with a major financial institution. The Company transferred a majority of its cash assets to another major financial institution in August 2008. This financial institution is being acquired by another major financial institution. The Company believes there is no effect on the concentration of credit risk.

Net Loss per Membership Unit

For purposes of calculating basic and diluted net loss per member unit, units subscribed and issued are considered outstanding on the effective date of issue and are weighted by days outstanding. At September 30, 2008, the Company had 2,180 equity units outstanding that would be considered unit equivalents for purposes of computing net loss per unit. Through September 30, 2008, the Company has not issued any potentially dilutive securities.

Reclassifications

Certain reclassifications have been made to the 2007 financial statements to conform to the 2008 presentation. Such reclassifications had no effect on net loss.

Fair Value of Financial Instruments

For certain of our financial instruments, including other assets, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities.

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for other assets, accounts payable, and accrued expenses each qualify as financial instruments and are a reasonable estimate of their fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follows:

•	Level 1 inputs to the valuation methodology include quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

As of September 30, 2008, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 141 (revised 2007) - Business Combinations (“SFAS 141R”), which replaces FASB Statement 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired, and establishes that acquisitions costs will be generally expensed as incurred. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of a business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be East Coast Ethanol, LLC’s year beginning January 1, 2009. We are currently assessing the potential impact, if any, of the adoption of SFAS 141R on our results of operations and financial condition.

In February 2007, the FASB issued SFAS 159, The Fair Value Options for Fair Value Option for Financial Assets and Liabilities. This Statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 was effective for the Company beginning January 1, 2008, and the adoption had no material effect on our results of operations and financial condition.

In December 2007, FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB 51. SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of the consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 is effective for our fiscal year commencing January 1, 2008, including interim periods within that fiscal year. Earlier adoption is prohibited. The Company believes SFAS 160 will have no impact on our results of operations and financial condition.

In March 2008, FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company believes that SFAS 161 will have no impact on our results of operations and financial condition.

NOTE 2. BUSINESS COMBINATION

On September 6, 2007, four limited liability companies were merged into a newly formed entity (East Coast Ethanol, LLC, a Delaware limited liability company). Effective upon the consummation of the merger, the four Limited Liability Companies (Palmetto Agri-Fuels, LLC (acquirer) and the acquired entities including Atlantic Ethanol, LLC, Mid Atlantic Ethanol, LLC, and Florida Ethanol, LLC) were dissolved. Accordingly, each of the membership interests in the predecessor entities was converted into a corresponding membership interest in East Coast Ethanol, LLC. Through board of director composition, officer composition, and net asset comparison, Palmetto Agri-Fuels, LLC was deemed to be the acquiring entity for financial reporting purposes. As such, the financial statements of East Coast Ethanol, LLC reflect the operations of Palmetto Agri-Fuels, LLC from its inception (August 4, 2006) to date and the operations of the acquired entities from September 6, 2007 to date. The membership interests in Palmetto Agri-Fuels, LLC have been adjusted in these financial statements to reflect the membership interest ultimately received in East Coast Ethanol, LLC.

The merger is considered a business combination in accordance with SFAS 141. As the transaction was consummated through the exchange of equity interests of four development stage entities for equity interest in a newly formed entity, the business combination was measured on the basis of the fair values of the net assets acquired. The net assets of the predecessor entities primarily consisted of cash (95% of net assets) and accounts payable (3% of net assets), which by their short-term nature are recorded at fair value. As such, the net assets of the acquired entities were recorded at their historical costs by East Coast Ethanol, LLC, which approximated their fair values on the date of the transaction.

NOTE 3. MEMBERSHIP EQUITY

As specified in the Company’s Operating Agreement, voting rights are one vote for each voting unit registered in the name of such Member as shown on the Membership Registration maintained by the Company.

Income and losses of the Company shall be allocated among the Members in proportion to each Member’s respective percentage of Units when compared with the total Units issued. The Company’s cash flow shall first be applied to the payment of the Company’s operating expenses (including debt service) and then to maintenance of adequate cash reserves as determined by the Board of Directors in its sole discretion, shall be distributed from time to time to the Members in proportion to their respective percentage Units. No member has the right to demand and receive any distribution from the Company other than in cash. No distribution shall be made if, as a result thereof, the Company would be in violation of any loan agreement, or if the Company’s total assets would be less than the sum of its total liabilities.

Transfer, disposition or encumbrance of membership units are subject to certain significant restrictions, including a restriction that prohibits disposals without the approval by the Board of Directors.

Initial investors purchased 158 units at $4,927 per unit in August through October 2006, and initial and additional investors purchased 387 units at $4,927 per unit in April through August 2007. On September 6, 2007, East Coast Ethanol, LLC issued 545 units to the members of Atlantic Ethanol, LLC, Mid Atlantic Ethanol, LLC, and Florida Ethanol, LLC for a total of 2,180 units in a merger of the four entities.

NOTE 4. COMMITMENTS, CONTINGENCIES AND RELATED PARTIES

Development Stage Operations and Liquidity

The Company is in the development state and anticipates that the total cost of the organization, start-up, and to construct the four plants to be approximately $871,500,000. The Company’s ability to construct its ethanol plants and commence operations is dependent on raising sufficient debt and equity capital. If and when the plants are completed, its liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to corn, ethanol and other energy commodities, as well as the market price for any co-products generated by the facilities and the cost of labor and other operating costs. It is also possible that changes to the United States Tax Code could affect the financial results of future operations.

Consulting Agreements and Contracts

The Company entered into a Memorandum of Understanding in 2007 with an entity pursuant to which this entity will assist in contracting negotiations with various service and product providers; assist in the planning of the Company’s equity marketing effort; assist with the securing of debt and equity financing for the commencement of construction of the plants; assist in the education of local lenders; and perform such other reasonably necessary duties as the Company may request for the timely and successful securing of debt and equity financing and commencement of construction of the plants. In exchange for these project development services, the Company has agreed to compensate this entity the following amounts:

•	An amount of $100 per hour plus expenses for services rendered at Company’s request.

•
For each facility, a one-time payment of $750,000 upon the latter of the Company closing a loan, receiving equity, or otherwise securing funding necessary to complete the construction and operate the proposed facilities through start-up.

•	Within ninety days after the second through tenth full calendar year after startup of each facility, an amount equal to 2% of the net income of each facility.

This entity is not a related party. There is no assurance that this entity will be able to successfully assist the Company in developing the project.

The Company entered into a Purchase and Sale Agreement with The Trust U/W of Normal P. Tuttle by for the purchase of approximately 106 acres of land in Selma, Johnston County, North Carolina with the payment of a refundable earnest money deposit of $10,000 and a non-refundable earnest money deposit of $5,000. In January 2008, the Company withdrew from this agreement resulting in a forfeiture of the non-refundable earnest money deposit of $5,000.

The Company has entered into several purchase contracts or option purchase contracts in connection with the purchase of real estate for contemplated ethanol plant construction. The contracts provide for initial and/or future earnest money payments at certain milestone dates. Total earnest money related to these contracts is $183,400 as of September 30, 2008. Additionally, the Company has committed to pay $86,240 of additional earnest money through December 31, 2009 related to contracts that have not been terminated. The total purchase price of the underlying properties under contracts or options that have not been terminated is approximately $4,256,000 as of September 30, 2008.

The Company executed three agreements with an entity to provide site evaluation, permitting, design and engineering, procurement of equipment, and construction services for the proposed plants in Georgia, South Carolina, and Florida. The Company paid this entity a non-refundable commitment fee of $333,333 each for South Carolina and Florida in February 2008 and $500,000 for the Georgia site in 2007. Once a final site is selected in North Carolina, the Company will execute a fourth agreement and pay this entity an additional non-refundable commitment fee of $333,334.

In 2007, the Company entered into several independent contractor agreements with certain individuals who are members, directors and/or officers of the Company for an initial period of one year. These agreements have been extended until December 31, 2008. These individuals are to provide project development, management, and independent contractor services to the Company. The Company has agreed to compensate these individuals a monthly management and/or contract labor fees totaling approximately $69,900. As of September 30, 2008, eleven individuals who are members, directors and/or officers of the Company have received approximately $621,991 in management, administrative or project development non-employee compensation.

The Company pays per diem board stipends to directors to whom the Company does not pay a monthly management fee. The Company pays these directors $1,250 per day for attendance at board meetings. As of September 30, 2008 the Company has paid board stipends to these directors in the amount of $41,250.

In 2007, a not-for-profit entity was created to research, educate, promote, and advocate the establishment and growth of the ethanol industry throughout the South and to increase customer demand for ethanol through education about its environmental, economic, and social benefits. This entity and the Company shared common board management. None of the board members of this entity receive any form of compensation or benefit from this entity. As of September 30, 2008, the Company paid dues to this entity of $100,000.

In February 2007, the Company entered into a lease agreement with an entity for office space and administrative services for $5,000 per month. This entity is owned by two members of the Company. As of September 30, 2008, the Company has paid this entity office lease and administrative services payments of $41,000. A new lease agreement was entered into in July 2008 which reduces the monthly lease payments to $3,000. The new lease agreement commenced August 1, 2008.

The Company entered into a lease agreement in October 2006 to lease office space for a period of one year commencing November 1, 2006 with a monthly lease payment of $800 and a refundable deposit of $800. The lease was extended for a one year period ending October 31, 2008. The lease has been renewed for an additional seven months ending May 31, 2009.

The Company entered into a continuous services agreement in July 2007 for engineering services with an entity for design, engineering and other professional services. These services are provided on an on-call, as needed basis, and the Agreement may be terminated with 30 days written notice. There is no obligation for payments other than for work performed and invoiced.

The Company entered into an energy management agreement in July 2007 with an entity for consulting and energy management services for supplies of natural gas and electricity for the proposed project. The Agreement period ends twelve months after the project completion date. The agreement may be terminated with 60 days written notice. There is no obligation for payments other than for work performed and invoiced.

The Company entered into a consulting agreement with an entity in March 2007 to provide certain geotechnical and environmental services as required. This agreement may be cancelled with written notice. There is no obligation for payments other than for work performed and invoiced.

The Company entered into a consulting agreement with an entity in July 2007 to provide permitting application, wetlands mitigation and other environmental consulting services as requested. This agreement may be cancelled with written notice. There is no obligation for payments other than for work performed and invoiced.

In March 2008, the Company entered into independent contractor agreements with two individuals to provide communication and marketing services in Georgia. This agreement is for six months and provides for monthly compensation totaling $6,366. This Agreement can be renewed for an additional six months. As of September 30, 2008, the company has paid these individuals $44,564 in non-employee compensation.

In April 2008, the Company entered into a Placement Agency Agreement with an entity to act as the exclusive placement agent for the sale of equity units of the Company in North Carolina, Virginia, and Maryland. The agreement provides for the payment of an initial retainer payment of $50,000 and out-of-pocket expenses during the term of the agreement. The retainer of $50,000 was paid in March 2008. This agreement also provides for payment of a placement fee of 4.5% of all equity units sold in North Carolina, Virginia, and Maryland. The agreement also provides that the Company issue warrants to the entity to purchase equity units of the Company equal to 3.5% of the number of units that the placement fee is calculated upon. These warrants will be exercisable for a period of ten years at the offering price of $15,000 per unit.

In April 2008, the Company entered into an independent contractor agreement with an individual to provide accounting and financial services. As of June 30, 2008, the company has terminated this agreement and paid this individual $30,000 in non-employee compensation. The company paid this individual $10,000 as final compensation on July 1, 2008.

The Company entered into a financial agreement with an entity in June 2008 in which the entity will act as financial advisor and assist with the securing of debt and equity financing outside the United States of America for the commencement of construction of the plants. This agreement may be cancelled with written notice. There is no obligation for payments other than for work performed and invoiced. In exchange for these financial services, the Company has agreed to compensate this entity the following amounts:

•	A retainer fee of £20,000 per month for a period of three months. The retainer fee will be reviewed following the three month period and can be mutually extended.

•	A success fee: 1.25% of any debt raised; 2.00% of any mezzanine funds raised; and 3.00% of any equity raised.

•	Reimburse all reasonable and approved out of pocket expenses properly incurred in the performance of services in relation to the Project.

The first month’s retainer fee of $40,571 was paid in July 2008. The second month’s retainer fee of $37,679 was paid in August 2008 with the remainder paid in September 2008 in the amount of $34,510.

This entity is not a related party. There is no assurance that this entity will be able to successfully assist the Company in developing the Projects.

NOTE 5. SUBSEQUENT EVENTS

The Company issued a Notice of Cancellation on three real estate purchase options in Vance County, North Carolina. As of September 30, 2008, the earnest money paid related to these purchase options was $30,900. Future earnest money deposits the Company had committed to pay on these purchase option contracts have been cancelled totaling $53,240. The earnest money deposits of $30,900 already paid will be refunded. The property related to these purchase option contracts had an estimated purchase price of $4,256,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

Some of the statements in this report may contain forward-looking statements that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “will,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions.

These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. You should read this report thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded. We cannot provide any assurance with respect to our future performance or results. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:

•	Our ability to raise sufficient equity and close our equity offering;

•	Our ability to obtain the debt financing necessary to construct and operate our plants;

•	Investors’ ability to pay the outstanding balances on promissory notes after the closing of the offering;

•	Changes in our business strategy, capital improvements or development plans;

•	Increases in construction costs or delays or technical difficulties in constructing or operating the plants;

•	Changes in the environmental regulations that apply to our plant sites and operations;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in the availability of and increases in the price of corn;

•	Changes in the market for ethanol and distillers grains and changes in the availability and price of natural gas;

•	Lack of transport, storage and blending infrastructure preventing ethanol from reaching available markets;

•	Ethanol supply exceeding demand and corresponding ethanol price reductions;

•	Changes and advances in ethanol production technology;

•	Competition from alternative fuel additives; and

•	Changes in international, federal and/or state laws (including the elimination of any ethanol tax incentives or import tariffs);

We are not under any duty to update the forward-looking statements contained in this report. We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report, audited financial statements for the fiscal year ended December 31, 2007 contained in our Registration Statement filed on Form S-1 and the documents that we reference in that report and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

Overview

We are a development stage Delaware limited liability company formed on July 27, 2007. We intend to develop, build and operate four 110 million gallon per year dry mill corn-processing ethanol plants to be located in Wayne County, Georgia, Jackson County, Florida, Chester County, South Carolina and Northampton County, North Carolina. We have not yet engaged in the production of ethanol or distillers’ grains and we do not expect to generate any revenue until our plants are completely constructed and operational. Based upon engineering specifications produced by Fagen, Inc., our anticipated design-builder, we expect the plants in the aggregate to annually consume approximately 176 million bushels of corn each year and annually produce approximately 480 million gallons of fuel grade ethanol and approximately 1,540,000 tons of distiller grains. We currently estimate that it will take approximately 18 to 22 months after construction commences to complete construction of each of our proposed plants.

We estimate the total project cost to build all four plants will be approximately $871,500,000. We expect that the design and construction of the plants will cost approximately $584,800,000, with additional start-up and development costs of approximately $286,700,000. This is a preliminary estimate based primarily upon the experience of our anticipated general contractor, Fagen, Inc. with other plants it has built and it may change as we continue to develop the project. We raised $9,800,000 of seed capital equity to fund our development, organizational and offering expenses

We filed a Registration Statement for an initial public offering of our units with the Securities and Exchange Commission on Form S-1 as amended, which became effective on September 26, 2008.  We are registering our units with the state securities authorities in Georgia, South Carolina, New York and Florida, North Carolina and Maryland.

We have entered into non-binding Letters of Intent with Fagen, Inc. for the design and construction of three of our proposed plants; we are currently performing site due diligence on the location for our fourth plant and have not yet signed a letter of intent for it. We anticipate entering into, but have not yet entered into, four substantially similar definitive design-build agreements with Fagen, Inc. Except for our three Letters of Intent with Fagen, Inc., we do not have any binding or non-binding agreements with any other contractor for the labor or materials necessary to build the plants.

Because we are a development stage company with no operating history, we do not yet have comparable income, production and sales data for the nine and three month periods ended September 30, 2008. If you undertake your own review and comparison of the nine and three month periods ended September 30, 2008, it is important that you keep in mind that we expect our financial results to change significantly if and when we become operational.

Plan of Operations until Start-Up of Ethanol Plants

We expect to spend at least the next 12 months focused on three primary activities: (1) project financing; (2) site acquisition and development; and (3) plant design, construction and start-up operations. Assuming the successful completion of the registered offering and related debt financing, we expect to have sufficient cash on hand to cover all costs associated with construction of the project, including, but not limited to, site acquisition and development, utilities, construction and equipment acquisition.

During and after the registered offering, we expect to continue working principally on the preliminary design and development of our proposed ethanol plants, development of our plant sites in southeastern United States, obtaining necessary construction permits, identifying potential sources of debt financing and negotiating corn supply, ethanol and co-product marketing, utility and other contracts. The following represents our anticipated construction schedule:

➢	February 2008 - December 2008: Conduct equity drive and negotiate and close debt financing.

➢	January 2009: Commence construction of first plant. Fagen, Inc. is expected to commence construction of the other three plants shortly thereafter.

➢	Summer 2010: Commencement of operations at first plant.

➢	Winter 2010: Commencement of operations at final plant.

This construction schedule is only an estimate and could be delayed for a variety of reasons including but not limited to our inability to obtain the requisite permits and governmental approvals and our inability to raise sufficient equity or obtain the debt financing necessary to commence plant construction as anticipated because of current adverse economic conditions.

Project Financing

Debt and Equity

Our current registered offering will close upon the earlier of September 26, 2009 or when we have raised at least the minimum offering amount of $253,650,000. In the event we raise the minimum offering amount prior to September 26, 2009, we may continue selling units until we reach the maximum number of units available in this offering, but in no event will we continue selling units after September 26, 2009. Even if we successfully close the offering by selling at least the minimum number of units by September 26, 2009, we will not release the offering proceeds from escrow until the following conditions are satisfied: (1) cash proceeds from unit sales deposited in the escrow account equals or exceeds the minimum offering amount of $253,650,000, exclusive of interest; (2) we obtain a written debt financing commitment for debt financing ranging from approximately $269,875,000 to $608,050,000, less any grants and/or tax increment financing we are awarded; (3) we elect, in writing, to terminate the escrow agreement; 4) an affidavit prepared by our escrow agent has been sent to the states in which we have registered units stating that the conditions set out in (1), (2) and (3) have been met; and (5) in each state in which consent is required, the state securities commissioner has consented to release of the funds on deposit. In the event we have not reached the minimum offering amount or have not met all of the requirements to release funds from escrow prior to September 26, 2009, the proceeds in the escrow account will be returned to investors pursuant to the terms of our escrow agreement.

We have begun efforts to raise capital in our current registered offering. We have held several informational investor meetings in various states and plan to continue our capital raising efforts both domestically and internationally through our officers and directors and our placement agents.

We have not yet obtained any commitments for debt or bond financing. We have begun interviewing potential senior lenders; however, we have not signed any commitment or contract for debt financing necessary to construct and operate our plants. Completion of the project relies entirely on our ability to attract these loans and raise the equity necessary in our registered offering to adequately fund the project.

Grants and Government Programs

We plan to apply for grants from the United States Department of Agriculture and we also expect to be eligible for incentives in the states where we intend to construct our plants. However, we can provide no assurance or guarantee that we will, in fact, receive any grants or incentives from federal or state authorities

Site Acquisition and Development

Site Acquisition

We anticipate building our plants in Wayne County, Georgia; Jackson County, Florida; Chester County, South Carolina and Northampton County, North Carolina. We reserve the right, in the sole discretion of our board of directors, to select different locations for the plants. We have purchased options on properties located in each of these plant sites and are currently conducting due diligence on the properties.

Site Development

All of our potential ethanol plant sites are expected to be conveniently located near major highways, railroads, ports and fuel terminals. Furthermore, we have carefully investigated potential sources of electricity, natural gas and water for each plant site. All of our proposed plants will require 9.5 megawatts of electricity annually and 480 MM Btu’s of natural gas per hour at 60 psi. Moreover, all of our proposed plants will require 1.2 million gallons of water per day except for our plant in Georgia which will require approximately 1.5 million gallons of water per day. While we have identified potential energy and water providers for each of our plants, we are yet to enter into any agreements with them.

Permitting and Regulatory Activities

We expect that our management consultants, C. Thompson & Associates and our anticipated design-builder, Fagen, Inc., will primarily assist us in applying for the requisite permits. The following table provides information about most of the permits required before our ethanol plants can become operational:

	Preparer	Status	Approximate Filing Date	Anticipated Approval Date
Georgia
Well Permits	EMC	Filed	9/24/2007	2/15/2009
Waste Water Discharge Permit	EMC	Pending	11/15/2008	2/15/2009
Air Permit	Fagen	Filed	10/15/2008	1/15/2009
Storm Water Discharge Permit	Fagen	Pending	12/1/2008	2/1/2009
Wetlands Permit	ESI	Issued	3/15/2008	10/1/2008
Florida
Well Permits	Melvin Engineering	Pending	12/1/2008	3/1/2009
Waste Water Discharge Permit	Melvin Engineering	Pending	12/1/2008	5/1/2009
Air Permit	Fagen	Pending	11/15/2008	2/15/2009
Storm Water Discharge Permit	Melvin Engineering	Pending	2/1/2009	5/1/2009
Wetlands Permit	Melvin Engineering	Pending	12/1/2008	5/1/2009
North Carolina
Well Permits	To Be Determined	Pending	2/1/2009	4/1/2009
Waste Water Discharge Permit	To Be Determined	Pending	2/1/2009	5/1/2009
Air Permit	To Be Determined	Pending	2/1/2009	5/1/2009
Storm Water Discharge Permit	To Be Determined	Pending	2/1/2009	5/1/2009
Wetlands Permit	To Be Determined	Pending	2/1/2009	8/1/2009
South Carolina
Waste Water Discharge Permit	To Be Determined	Pending	1/1/2009	4/1/2009
Air Permit	To Be Determined	Pending	1/1/2009	4/1/2009
Storm Water Discharge Permit	To Be Determined	Pending	1/1/2009	4/1/2009
Wetlands Permit	ESI	Pending	1/1/2009	6/1/2009

Plant Construction and Start-up of Plant Operations

We expect to complete construction of the proposed plants and commence operations approximately 18 to 22 months after construction commences. Our work will include completion of the final design and development of the plants. We also plan to negotiate and execute finalized contracts concerning the construction of the plants, provision of necessary electricity, natural gas and other power sources and marketing agreements for ethanol and co-products. Assuming the successful completion of our current registered offering and our ability to obtain the necessary debt financing, we expect to have sufficient cash on hand to cover construction and related start-up costs necessary to begin plant operations.

Fagen Letters of Intent

We have entered into three substantially similar letters of intent, and anticipate entering into three definitive design-build agreements with Fagen, Inc. (“Fagen”) in connection with the design, construction and operation of three of our proposed plants. Once we have preformed adequate site due diligence on our fourth plant location, (Northampton County, North Carolina) we expect to secure a letter of intent with Fagen, Inc. for it.

Based on the letters of intent for our three facilities, we expect to pay Fagen $146,200,000 for the construction of each of our three plants, which we believe is reasonable in light of Fagen’s expertise in the design and construction of ethanol production facilities and the level of current demand for its services. We anticipate being responsible for certain site improvements, infrastructure, utilities, permitting and maintenance and power equipment costs. In addition to constructing the plants, we expect that Fagen will provide us with assistance in obtaining the requisite permits and licenses. All of the letters of intent terminate on February 1, 2009 at either our or Fagen’s option if the design-build agreements have not been executed by such time. Fagen will utilize certain proprietary property and information of ICM, Inc. in constructing the plants. We expect that the design-build agreement we intend to sign with Fagen will include a license agreement with ICM. We have not yet executed any design-build agreements or license agreements and cannot state with any certainty the anticipated terms and conditions of these agreements.

Employees

While we have executed independent contractor agreements with Randall Hudson our Chairman/CEO, D. Keith Parrish our Vice Chairman/Vice President, John F. Long our CFO/Treasurer and Leon Dupree Hatch, Jr. and certain other individuals who provide support services, we currently do not have any employees. The following table represents some of the anticipated positions within each of our plants and the approximate number of individuals we expect will be full-time personnel at each plant:

Position	# Full-Time Personnel/Plant
Plant Manager	1
Office/Administrative	1
Production Supervisors	4
Operating Workers	12
Maintenance & Repair Workers	4
Licensed Boiler Operators	2
Welders, Cutters, Solders, Brazers	2
Electrician/Electrical Engineering	1
Laboratory Manager	1
Laboratory Assistants	2
Truck Attendants/Entry Level Floaters	6
Grain Sampling and Records	2
Rail Attendants	2
Technician	1
Utilities, Maintenance & Safety Manager	1
TOTAL	42 per plant

Results of Operations for the Nine and Three Month Periods Ended September 30, 2008

We are in the development stage and therefore we have not yet commenced operations. We do not expect to commence operations until we close our equity offering, obtain debt financing and construct the ethanol plants. We anticipate that if we are successful in obtaining equity and debt financing, we will complete construction of the ethanol plants and commence operations in winter 2010. We will generate no revenue and we anticipate that accumulated losses will continue to increase until our ethanol plants are operational.

Trends and Uncertainties Impacting the Ethanol Industry and Our Future Revenues

We are subject to industry-wide factors that we expect will affect our future operating and financial performance. Ethanol prices have declined appreciably in recent times. In addition, our management expects that the supply of ethanol may continue to increase which may have exert further downward pressures on ethanol prices. According to the Renewable Fuels Association, as of October 30, 2008, there were 177 operational biorefineries in the United States with a capacity of 10.893 billion gallons with an additional 2.787 billion gallons expected to be added by refineries under construction and expansion. If demand for ethanol does not grow in relation to the increase in supply, the price of ethanol may decrease which would negatively impact our profitability.

The principal purchasers of ethanol are petroleum terminals located throughout the United States. In recent years, the Renewable Fuels Standard (the “RFS”) has led to significant new investment in ethanol production across the United States. The RFS is a national flexible program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. In addition to demand created by the RFS, some blenders may be motivated to reduce the cost of gasoline by blending additional ethanol into the gasoline.

The RFS requirement for 2008 is 9 billion gallons. The current production capacity of the ethanol industry easily surpasses the 2008 RFS. The RFS will progressively increase to a 36 billion gallon requirement by 2022, 15 billion of which must be corn-based ethanol with the remainder from non-corn based ethanol sources. While the Energy Independence and Security Act of 2007 (the “Act”) contained numerous provisions intended to stimulate the usage and price of ethanol, there is no guarantee or assurance that this legislation will have the desired impact on the ethanol industry or that it will not be amended or repealed in the future. The following chart provides the new RFS ethanol production schedule:

Year	Renew-able Biofuel	Advanced Biofuel	Cellulosic Biofuel	Biomass- based Diesel	Undiffer- entiated Advanced Biofuel	Total RFS
2008	9.0					9.0
2009	10.5	.6		.5	0.1	11.1
2010	12.95		.1	.65	0.2	12.95
2011	12.6	1.35	.25	.8	0.3	13.95
2012	13.2	2.5		1	0.5	15.2
2013	13.8	2.75	1		1.75	16.55
2014	14.4	3.75	1.75		2	18.15
2015	15	5.5	3		2.5	20.5
2016	15	7.25	4.25		3.0	22.25
2017	15	9	5.5		3.5	24
2018	15	11	7		4.0	26
2019	15	13	8.5		4.5	28
2020	15	15	10.5		4.5	30
2021	15	18	13.5		4.5	33
2022	15	21	16		5	36

Source: Renewable Fuels Association

The Act authorizes $500 million annually for 2008 to 2015 for the production of advanced biofuels that have at least an 80% reduction in greenhouse gas emissions. In addition, the Act authorizes $25 million annually in 2008, 2009 and 2010 for research and development and commercial application of biofuels production in states with low rates of ethanol and cellulosic ethanol production.

In recent times, discussion of cellulose based ethanol has increased substantially. Public criticism of the ethanol industry may lead to more pressure to produce ethanol from sources other than corn due to this negative public sentiment regarding the use of corn for ethanol production. Cellulosic ethanol is ethanol that is produced using cellulose as the feedstock instead of corn. Cellulose is the main component of plant cell walls and is the most common organic compound on earth. Currently, production of cellulosic ethanol is in its infancy. It is technology that is as yet unproven on a commercial scale.

Several companies and researchers have commenced pilot projects to study the feasibility of commercially producing cellulosic ethanol. If this technology can be profitably employed on a commercial scale, it could potentially lead to ethanol that is less expensive to produce than corn based ethanol, especially if corn prices remain high. Cellulosic ethanol may also capture more government subsidies and assistance than corn based ethanol. This could decrease demand for our product or result in competitive disadvantages for our ethanol production process as our plants are designed to produce ethanol from corn.

Further, challenges to current ethanol incentives may decrease the demand and profitability of ethanol production in the future. In April 2008, the Texas governor requested a 50% waiver of the RFS mandate for 2008 from the U.S. Environmental Protection Agency (the “EPA”). In his request the governor stated that the soaring costs of corn due to increased demand for ethanol production has led to higher food costs within the state and suggested that a partial waiver of the RFS mandate in Texas would help alleviate the higher food prices. The EPA issued a decision on the governor’s request on August 7, 2008 indicating that it would not grant the RFS waiver. Even though the EPA denied the waiver of the RFS mandate for Texas, other states may follow suit and request similar waivers which could significantly hinder the demand for ethanol throughout the country. Also, in July 2008, several news reports indicated that Brazil was considering challenging the U.S. ethanol tariffs by filing a complaint with the World Trade Organization. The U.S. currently charges a $0.54 tariff on ethanol imported from Brazil. Reduction of the tariff could increase imports of ethanol into the U.S. which could reduce the demand for ethanol produced domestically and possibly reduce the price at which we may be able to sell ethanol produced at our plants.

Consumer resistance to the use of ethanol may affect the demand for ethanol which could affect our ability to market our product and reduce the value of your investment. According to media reports in the popular press, some consumers believe the use of ethanol will have a negative impact on retail gasoline prices. Many also believe that ethanol adds to air pollution and harms car and truck engines, and that the process of producing ethanol actually uses more fossil energy than is produced. In addition, in recent times, popular media have blamed ethanol for higher food prices. If consumers choose not to buy ethanol, it could negatively affect our ability to sell our product and may negatively impact our profitability.

Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Future Cost of Goods Sold

We expect our future cost of goods sold will consist primarily of costs relating to the corn and natural gas supplies. Corn prices increased substantially in the first half of 2008 but have declined considerably in recent times; however, we can offer no assurances or guarantees that corn prices will continue at their current levels. We expect to require approximately 176 million bushels of corn in aggregate each year for our plants. We will be especially sensitive to corn prices since our plants will not be located near an abundant supply of corn. We expect to import corn for our plants from the Midwestern United States, which will require us to incur additional transportation costs thereby increasing our overall corn costs.

Natural gas prices have historically fluctuated dramatically, which could significantly affect the profitability of our operations. Natural gas prices increased sharply when Hurricanes Katrina and Rita devastated operations and impacted infrastructure on the Gulf Coast. In recent times, natural gas prices have increased appreciably.

Liquidity and Capital Resources

Financial Results for our nine and three month periods ended September 30, 2008

As of September 30, 2008, we have total assets of $5,973,251 consisting primarily of cash and cash equivalents. We have current liabilities of $342,487 consisting of accounts payable and accrued expenses. Total members’ equity as of September 30, 2008 was $5,630,764.

Since our inception through our fiscal quarter ended September 30, 2008, we have generated no revenue from operations. For the nine month and three month periods ended September 30, 2008, we had net losses of $1,588,853 and $503,597, respectively. Our total net loss since inception through our fiscal quarter ended September 30, 2008 is $2,972,898.

Estimated Sources of Funds

The following tables set forth various estimates of our sources of funds, depending upon the amount of units sold to investors and based upon various levels of equity that our lenders may require. Based on current market conditions, we expect to finance the project at an equity to debt ratio of 50% equity and 50% debt. The information set forth below represents estimates only and actual sources of funds could vary significantly due to a number of factors.

Sources of Funds	Minimum 16,910 Units Sold	Percent of Total
Unit Proceeds	$253,650,000	29.10%
Seed Capital Proceeds	9,800,000	1.12%
Senior Debt Financing	608,050,000	69.78%
Total Sources of Funds	$871,500,000	100.00%

Sources of Funds	If 29,050 Units Sold	Percent of Total
Unit Proceeds	$435,750,000	50.00%
Seed Capital Proceeds	9,800,000	1.12%
Senior Debt Financing	425,950,000	48.88%
Total Sources of Funds	$871,500,000	100.00%

Sources of Funds	Maximum 39,455 Units Sold	Percent of Total
Unit Proceeds	$591,825,000	67.91%
Seed Capital Proceeds	9,800,000	1.12%
Senior Debt Financing	269,875,000	30.97%
Total Sources of Funds	$871,500,000	100.00%

Estimated Use of Proceeds

We intend to use the net proceeds of our current registered offering to construct and operate four ethanol plants each with a 110 million gallon per year nameplate manufacturing capacity. The funds raised in the current registered offering must be supplemented with debt financing to meet our stated goals. We estimate that the total capital expenditures for the construction and start-up of the plants will be approximately $871,500,000. The total project cost is a preliminary estimate primarily based upon the experience of our anticipated general contractor, Fagen, with ethanol plants similar to the plants we intend to construct and operate. We may change the total project cost as the project progresses.

The following table describes our proposed use of net proceeds. Please note that the the following amounts are intended to be estimates only, and the actual use of funds may vary significantly from the descriptions given below.

Use of Proceeds if Minimum or Maximum Number of Units are Sold	Amount	Percentage of Total
Plant Construction	$584,800,000	67.10%
Material escalator provision	$13,000,000	1.49%
Land cost	9,187,490	1.05%
Site development costs	32,606,000	3.74%
Construction contingency	9,388,408	1.08%
Construction performance bond	2,000,000	0.23%
Construction insurance costs	1,000,000	0.11%
Construction manager fees	300,000	0.03%
Administrative building	2,600,000	0.30%
Office equipment	400,000	0.05%
Computers, Software, Network	700,000	0.08%
Rail infrastructure	22,848,100	2.62%
Fire protection, water supply and water pretreatment	25,090,000	2.88%
Capitalized interest	21,200,000	2.43%
Rolling stock	2,000,000	0.23%
Start up costs		0.00%
Financing costs	12,700,000	1.46%
Cost of raising capital (including placement agent or financial advisor fees)	16,995,000	1.95%
Organization costs	6,325,000	0.73%
Pre-production period costs	3,800,000	0.44%
Debt service reserve	$29,920,000	3.43%
Inventory - working capital	32,000,000	3.67%
Inventory - corn	16,440,000	1.89%
Inventory - chemicals and ingredients	2,000,000	0.23%
Inventory - work in process - ethanol	17,600,000	2.02%
Inventory - work in process - distillers grains	3,600,000	0.41%
Inventory spare parts - process equipment	3,000,000	0.34%
Total	$871,499,998	100.00%

Critical Accounting Policies and Estimates

Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Significant estimates include the deferral of expenditures for offering costs, which are dependent upon successful financing of the project. We defer the costs incurred to raise equity financing until that financing occurs. At the time we issue new equity, we will net these costs against the equity proceeds received. Alternatively, if the equity financing does not occur, we will expense the offering costs. It is at least reasonably possible that this estimate may change in the near term.

We have incurred costs to purchase land options. These land options are capitalized into the land cost once exercised; land options that expire unused, will be expensed at expiration unless we determine we have no intention to exercise them at an earlier date.

Net loss per unit is calculated in accordance with Financial Accounting Standards Board Statement No. 128 “Earnings Per Share.” The Company’s basic and diluted net loss per share is computed by dividing net loss by the weighted average number of units outstanding during the period. As of September 30, 2008, we did not have any instruments outstanding which may have a dilutive effect on earnings per share.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 4. Controls and Procedures.

Our management, including our President (the Principal Executive Officer), Randall D. Hudson, along with our Chief Financial Officer, (the Principal Financial and Accounting Officer), John F. Long, is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal controls over financial reporting. Our internal control system over financial reporting is a process designed under the supervision of our Principal Executive Officer and our Principal Financial and Accounting Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with the U.S. generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Securities and Exchange Commission declared our Registration Statement on Form S-1 (SEC Registration No. 333-148905), as amended, effective on September 26, 2008.  Certain of our officers and directors are offering and selling the units on a best efforts basis without the assistance of an underwriter.  We are not paying these officers or directors any compensation for services related to the offer or sale of the units. We are planning to raise a minimum of $253,650,000 and a maximum of $591,825,000 in the offering through the sale of a minimum of 16,910 membership units and a maximum of 39,455 membership units. We expect to secure the balance needed to construct the plants through federal, state and local grants and debt financing, but there is no assurance that we will be able to secure such grants or debt financing. We have not yet accepted any subscriptions or released funds from escrow and therefore have not used any proceeds from the offering. We expect to incur a total of approximately $550,000 in offering expenses in connection with the issuance and distribution of securities in our registered offering, excluding underwriting discounts and commissions, finders’ fees, and expenses paid to or for underwriters. Our expected offering expenses are a reasonable estimate rather than the actual amount of the expenses. We anticipate that no portion of our offering expenses will be paid to our directors, officers, ten percent (10%) or more equity owners or affiliates.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits. The following exhibits are included herein:

Exhibit No.	Description
31.1	Certificate Pursuant to 17 CFR 240.15d-14(a).

31.2	Certificate Pursuant to 17 CFR 240.15d-14(a).

32.1	Certificate Pursuant to 18 U.S.C. § 1350.

32.2	Certificate Pursuant to 18 U.S.C. § 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAST COAST ETHANOL, LLC

Date November 14, 2008	/s/ Randall D. Hudson
(Randall D. Hudson, President) (Principal Executive Officer)

Date November 14, 2008	/s/ John F. Long
(John F. Long, Chief Financial Officer) (Principal Financial Officer)