Form 10-K
period 2008-12-31
East Coast Ethanol, LLC
filed 2009-03-31
CIK 1423350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2008

☐ Transition report under Section 13 or 15(d) of the Exchange Act.
For the transition period from to

Commission file number 333-148905

EAST COAST ETHANOL, LLC
(Name of small business issuer in its charter)

Delaware	26-0879421
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1907 Thurmond Mall, Post Office Box 2226, Columbia, South Carolina	29202
(Address of principal executive offices)	(Zip Code)

(803) 748-8151
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐ Yes    ☒ No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes           ☐  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes                                ☒  No

State issuer’s revenues for its most recent fiscal year.  None

As of December 31, 2008, the aggregate market value of the membership units held by non-affiliates (computed by reference to the book value) was $8,274,900

As of March 31, 2009, there were 2,180 membership units outstanding.

INDEX

FORWARD LOOKING STATEMENTS

Some of the statements in this report may contain forward-looking statements that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions.  In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions.  Many of these forward-looking statements are located in this report under Item 1, “Business;” Item 2, “Properties” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but they may appear in other sections as well.

These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties.  Important factors that could significantly affect our assumptions, plans, anticipated actions and future financial and other results include, among others, those matters set forth in Item 1A: Risk Factors. You are urged to consider all of those risk factors when evaluating any forward-looking statement, and we caution you not to put undue reliance on any forward-looking statements.

You should read this annual report completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements contained in this annual report have been compiled as of the date of this annual report and should be evaluated with consideration of any changes occurring after the date of this annual report. Except as required under federal securities laws and Securities and Exchange Commission (“SEC”) rules and regulations, we will not update forward-looking statements even though our situation may change in the future. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:

➢	The availability and adequacy of equity and debt financing to complete capitalization of the project;

➢	Economic, competitive, demographic, business and other conditions in our local and regional markets;

➢	Changes or developments in laws, regulations or taxes in the ethanol, agricultural or energy industries;

➢	Actions taken or not taken by third-parties, including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

➢	Overcapacity and competition in the ethanol industry;

➢	Availability and costs of products and raw materials, particularly corn and natural gas;

➢	Fluctuations in petroleum and ethanol prices;

➢	Changes and advances in ethanol production technology;

➢	Changes in our business strategy, capital improvements or development plans;

➢	Changes in federal and state supports and incentives;

➢	Industry consolidation and integration of ethanol plants with oil companies;

➢	Other factors discussed under the section entitled “RISK FACTORS” or elsewhere in this annual report.

PART I

ITEM 1.  BUSINESS.

Business Development

East Coast Ethanol, LLC (“East Coast Ethanol”) was formed as a Delaware limited liability company on July 27, 2007 and was created to facilitate the merger of four entities – Mid Atlantic Ethanol, LLC, Palmetto Agri-Fuels, LLC, Atlantic Ethanol, LLC, and Florida Ethanol, LLC. Each of the four entities was in the process of developing a 110 million gallon ethanol plant in the states of North Carolina, South Carolina, Georgia and Florida, respectively. These four companies merged in order to maximize efficiencies and take advantage of economies of scale.

We are a development stage company with no prior operating history. We are in the process of raising equity capital and securing debt financing to capitalize the construction and start-up of our four planned ethanol projects. Unfavorable market conditions have severely impacted our equity offering and subsequent to the end of the period covered by this report, our board authorized us to withdraw our registration statement from the Securities and Exchange Commission (“SEC”) and from the states in which we were registering and discontinue our public offering. We are currently evaluating our financial options and we may significantly revise our business strategy.  We do not expect to generate any revenue until our plants become operational, which we currently expect will be in winter 2010, if we can secure financing. Our ownership interests are represented by membership interests, which are designated as units. Our principal address and location is 1907 Thurmond Mall, Post Office Box 2226, Columbia, South Carolina 29202. Our toll-free telephone number is 877-323-3835 and our website is www.eastcoastethanol.us.

Principal Products

Ethanol

Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains.  According to the Renewable Fuels Association, approximately 85 percent of ethanol in the United States today is produced from corn, and approximately 90 percent of ethanol is produced from a corn and other input mix. The ethanol we plan to produce is manufactured from corn. Although the ethanol industry continues to explore production technologies employing various feedstocks, such as biomass, corn-based production technologies remain the most practical and provide the lowest operating risks.  Corn produces large quantities of carbohydrates, which convert into glucose more easily than most other kinds of biomass. The Renewable Fuels Association estimates current domestic ethanol production at approximately 10.5 billion gallons as of February 5, 2009.

An ethanol plant is essentially a fermentation plant.  Ground corn and water are mixed with enzymes and yeast to produce a substance called “beer,” which contains about 10% alcohol and 90% water.  The “beer” is boiled to separate the water, resulting in ethyl alcohol, which is then dehydrated to increase the alcohol content.  This product is then mixed with a certified denaturant to make the product unfit for human consumption and commercially saleable.

Ethanol can be used as: (i) an octane enhancer in fuels; (ii) an oxygenated fuel additive for the purpose of reducing ozone and carbon monoxide emissions; and (iii) a non-petroleum-based gasoline substitute.  Approximately 95% of all ethanol is used in its primary form for blending with unleaded gasoline and other fuel products.  Used as a fuel oxygenate, ethanol provides a means to control carbon monoxide emissions in large metropolitan areas.  The principal purchasers of ethanol are generally the wholesale gasoline marketer or blender.  We expect the principal markets for our ethanol to be the petroleum terminals in the southeastern United States.

Distillers Grains

A principal co-product of the ethanol production process is distillers grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy, poultry and beef industries.  Distillers grains contain by-pass protein that is superior to other protein supplements such as cottonseed meal and soybean meal.  By-pass proteins are more digestible to the animal, thus generating greater lactation in milk cows and greater weight gain in beef cattle.  Distillers grains can also be included in the rations of breeder hens and laying hens which can potentially contain up to 20% and 15% percent distillers grains, respectively.  Dry mill ethanol processing creates three forms of distillers grains: Distillers Wet Grains (“DWS”), Distillers Modified Wet Grains (“DMWS”) and Distillers Dried Grains with Solubles (“DDGS”). DWS is processed corn mash that contains approximately 70% moisture.  DWS has a shelf life of approximately three days and can be sold only to farms within the immediate vicinity of an ethanol plant. DMWS is DWS that has been dried to approximately 50% moisture. DMWS have a slightly longer shelf life of approximately ten days and are often sold to nearby markets. DDGS is DWS that has been dried to approximately 12% moisture. DDGS has a much longer shelf life and may be sold and shipped to any market regardless of its vicinity to an ethanol plant.

New Products and Services

We have not introduced any new products or services during this fiscal year.

Governmental Regulation and Federal Ethanol Supports

Federal Ethanol Supports

The effect of the renewable fuel standard (“RFS”) program in the Energy Independence and Security Act signed into law on December 19, 2007 (the “2007 Act”) is uncertain. The mandated minimum level of use of renewable fuels in the RFS under the 2007 Act increased to 9 billion gallons per year in 2008 (from 5.4 billion gallons under the RFS enacted in 2005), and is scheduled to increase to 36 billion gallons per year in 2022. The 2007 Act also requires the increased use of “advanced” biofuels, which are alternative biofuels produced without using corn starch such as cellulosic ethanol and biomass-based diesel, with 21 billion gallons of the mandated 36 billion gallons of renewable fuel required to come from advanced biofuels by 2022. Required RFS volumes for both general and advanced renewable fuels in years to follow 2022 will be determined by a governmental administrator, in coordination with the U.S. Department of Energy and U.S. Department of Agriculture. The scheduled RFS for 2009 is approximately 11 billion gallons.

Waivers of the RFS minimum levels of renewable fuels included in gasoline could have a material adverse effect on our results of operations. Under the RFS, as passed as part of the Energy Policy Act of 2005, the U.S. Environmental Protection Agency, or EPA, in consultation with the Secretary of Agriculture and the Secretary of Energy, may waive the renewable fuels mandate with respect to one or more states if the Administrator of the EPA determines upon the petition of one or more states that implementing the requirements would severely harm the economy or the environment of a state, a region or the nation, or that there is inadequate supply to meet the requirement.

The Renewable Fuels Association estimates that current domestic ethanol production as of February 5, 2009 is approximately 10.5 billion gallons. This high level of ethanol production is placing downward pressure on the price of ethanol as demand has struggled to keep pace with the increase in supply.

On June 18, 2008, the United States Congress overrode a presidential veto to approve the Food, Conservation and Energy Act of 2008 (the “2008 Farm Bill”) and to ensure that all parts of the 2008 Farm Bill are enacted into law. Passage of the 2008 Farm Bill reauthorizes the 2002 farm bill and adds new provisions regarding energy, conservation, rural development, crop insurance as well as other subjects. The energy title continues the energy programs contained in the 2002 farm bill but refocuses certain provisions on the development of cellulosic ethanol technology. The new legislation provides assistance for the production, storage and transport of cellulosic feedstocks and provides support for ethanol production from such feedstocks in the form of grants, loans and loan guarantees. The 2008 Farm Bill also modifies the ethanol fuels tax credit from 51 cents per gallon to 45 cents per gallon beginning in 2009. The bill also extends the 54 cent per gallon tariff on imported ethanol for two years, to January 2011. The 2008 Farm Bill is distinct from the Energy Independence and Security Act of 2007, which contains the renewable fuels standards described above.

There is currently some debate in the U.S. Senate about whether to repeal the 54 cent per gallon tariff on imported ethanol. If the 54 cent per gallon tariff is repealed, the demand for domestically produced ethanol may be offset by the supply of ethanol imported from Brazil or other foreign countries. Our proximity to the gulf coast and east coast ports may make our business more susceptible than other domestic producers to competition from imported ethanol in the event the tariff is reduced or eliminated.

We will be subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of employees. In addition, some of these laws and regulations will require our plants to operate under permits that are subject to renewal or modification.  The government's regulation of the environment changes constantly. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our anticipated operating costs and expenses.

Our business may be indirectly affected by environmental regulation of the agricultural industry as well.  It is also possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol.  For example, changes in the environmental regulations regarding ethanol’s use due to currently unknown effects on the environment could have an adverse effect on the ethanol industry. Furthermore, future plant operations will be governed by the Occupational Safety and Health Administration (OSHA). OSHA regulations may change such that the costs of the operation of the plants may increase. Any of these regulatory factors may result in higher costs or other materially adverse conditions effecting our future operations, cash flows and financial performance.

Effect of Governmental Regulation

The ethanol industry and our business depend upon continuation of the federal ethanol supports discussed above. These incentives have supported a market for ethanol that might disappear without the incentives. Alternatively, the incentives may be continued at lower levels. The elimination or reduction of such federal ethanol supports would likely reduce our anticipated net income and negatively impact our future financial performance.

The government’s regulation of the environment changes constantly. We will be subject to extensive air, water and other environmental regulations and are required to obtain a number of environmental permits to construct and operate the plants. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our future operating costs and expenses. It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol. For example, changes in the environmental regulations regarding the required oxygen content of automobile emissions could have an adverse effect on the ethanol industry.  Any of these regulatory factors may result in higher costs or other materially adverse conditions effecting our future operations, cash flows and financial performance.

Competition

We will be competing with numerous other ethanol producers, many of whom have greater resources than we do. Ethanol is a commodity product, like corn, which means our ethanol plants will compete with other ethanol producers on the basis of price and, to a lesser extent, delivery service. As destination plants, we believe East Coast Ethanol will be able to compete favorably with other ethanol producers due to our proximity to high-demand ethanol markets and multiple modes of transportation. However, we expect to face higher costs for our corn when compared to Midwest ethanol producers with access to corn produced in close proximity to their ethanol plants.  Our competitive position in the ethanol industry is critically dependent on our ability to offset any higher corn costs with increased transportation savings due to our close proximity to blending terminals.

Ethanol production continues to rapidly grow as additional plants and plant expansions become operational. According to the Renewable Fuels Association, as of February 5, 2009, 193 ethanol plants were producing ethanol with a combined annual production capacity of approximately 10.5 billion gallons per year and current expansions and plants under construction constituted an additional future production capacity of approximately 2.1 billion gallons per year.  Archer Daniels Midland Company, POET, LLC, Hawkeye Renewables, LLC, Aventine Renewable Energy Holdings, Inc., VeraSun Energy Corp. and Cargill Incorporated control a significant portion of the ethanol market, producing an aggregate of over 4.6 billion gallons of ethanol annually. However, in November 2008 VeraSun Energy Corp. announced it had filed for Chapter 11 bankruptcy protection thereby calling into question its ability to maintain its level of ethanol production. Valero Renewable Fuels (“Valero”), a subsidiary of Valero Energy Corporation, purchased seven ethanol plants owned by VeraSun Energy Corporation at an auction organized by a bankruptcy court on March 17, 2009. The aggregate purchase price of $477 million paid by Valero for the seven plants represented approximately 30 percent of the plants’ replacement cost.

Excess capacity in the ethanol industry will likely have an adverse effect on our future operations, cash flows and financial condition, as market forces have already reduced the profitability of other currently operational ethanol companies.  In a manufacturing industry with excess capacity, producers have an incentive to manufacture additional products so long as the price exceeds the marginal cost of production (i.e., the cost of producing only the next unit, without regard to interest, overhead or fixed costs). This incentive can result in a reduction in the market price of ethanol to a level that is inadequate to generate sufficient cash flow to cover costs. If the demand for ethanol does not grow at the same pace as increases in supply, we expect the price for ethanol to continue to decline. Declining ethanol prices will result in lower future revenues and may reduce or eliminate profits. It is estimated that over 20% of all ethanol production capacity in the United States is currently idle due to negative profit margins.

The following table identifies most of the ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL BIOREFINERIES AND PRODUCTION CAPACITY
million gallons per year (mmgy)
Company	Location	Feedstock	Nameplate Capacity (mgy)	Operating Production (mgy)	Under Construction/ Expansion Capacity (mgy)
- Abengoa Bioenergy Corp. (Total)			198.0	168.0	176.0
Abengoa Bioenergy Corp.	Madison, IL	corn
Abengoa Bioenergy Corp.	Mt. Vernon, IN	corn
Abengoa Bioenergy Corp.	Colwich, KS	corn/milo
Abengoa Bioenergy Corp.	Ravenna, NE	Corn
Abengoa Bioenergy Corp.	York, NE	Corn
Abengoa Bioenergy Corp.	Portales, NM	corn
Absolute Energy, LLC*	St. Ansgar, IA	Corn	100.0	100.0
ACE Ethanol, LLC	Stanley, WI	Corn	41.0	41.0
Adkins Energy, LLC*	Lena, IL	Corn	40.0	40.0
Advanced Bioenergy, LLC	Fairmont, NE	Corn	100.0	100.0
Advanced Bioenergy, LLC	Aberdeen, SD	Corn	50.0	50.0
Advanced Bioenergy, LLC	Huron, SD	Corn	32.0	32.0	33.0
Ag Energy Resources, Inc.	Benton, IL	corn			5.0
AGP*	Hastings, NE	Corn	52.0	52.0
Agri-Energy, LLC*	Luverne, MN	Corn	21.0	21.0
Al-Corn Clean Fuel*	Claremont, MN	Corn	42.0	42.0
Alchem Ltd. LLP	Grafton, ND	Corn	10.0
AltraBiofuels Coshocton Ethanol, LLC	Coshocton, OH	corn	60.0
AltraBiofuels Indiana, LLC	Cloverdale, IN	corn	92.0
AltraBiofuels Phoenix Bio Industries, LLC	Goshen, CA	Corn	31.5	31.5
Amaizing Energy, LLC*	Atlantic, IA	Corn			110.0
Amaizing Energy, LLC*	Denison, IA	Corn	48.0	48.0
18 - Archer Daniels Midland (Total)			1,070.0	1,070.0	550.0
Archer Daniels Midland	Cedar Rapids, IA	Corn
Archer Daniels Midland	Clinton, IA	Corn
Archer Daniels Midland	Decatur, IL	Corn
Archer Daniels Midland	Peoria, IL	Corn
Archer Daniels Midland	Marshall, MN	Corn
Archer Daniels Midland	Wallhalla, ND	Corn/barley
Archer Daniels Midland	Columbus, NE	Corn
Arkalon Energy, LLC	Liberal, KS	Corn	110.0	110.0
26 - Aventine Renewable Energy, LLC (Total)			207.0	207.0

Aventine Renewable Energy, LLC	Pekin, IL	Corn
Aventine Renewable Energy, LLC	Aurora, NE	Corn
Badger State Ethanol, LLC*	Monroe, WI	Corn	48.0	48.0
Big River Resources Galva, LLC	Galva, IL	corn			100.0
Big River Resources, LLC*	West Burlington, IA	Corn	92.0	92.0
BioFuel Energy - Buffalo Lake Energy, LLC	Fairmont, MN	Corn	115.0	115.0
BioFuel Energy - Pioneer Trail Energy, LLC	Wood River, NE	Corn	115.0	115.0
Bional Clearfield	Clearfield, PA	Corn			110.0
Blue Flint Ethanol	Underwood, ND	Corn	50.0	50.0
Bonanza Energy, LLC	Garden City, KS	Corn/milo	55.0	55.0
Bridgeport Ethanol	Bridgeport, NE	corn	54.0	54.0
Bunge-Ergon Vicksburg	Vicksburg, MS	corn	54.0	54.0
Bushmills Ethanol, Inc.*	Atwater, MN	Corn	50.0	50.0
Calgren Renewable Fuels, LLC	Pixley, CA	Corn			55.0
Cardinal Ethanol	Union City, IN	Corn	100.0	100.0
Cargill, Inc.	Eddyville, IA	Corn	35.0	35.0
Cargill, Inc.	Blair, NE	Corn	85.0	85.0
Cascade Grain	Clatskanie, OR	Corn	108.0	108.0
Castle Rock Renewable Fuels, LLC	Necedah, WI	Corn	50.0	50.0
Center Ethanol Company	Sauget, IL	Corn	54.0	54.0
Central Indiana Ethanol, LLC	Marion, IN	Corn	40.0	40.0
Central MN Ethanol Coop*	Little Falls, MN	Corn	21.5	21.5
Chief Ethanol	Hastings, NE	Corn	62.0	62.0
Chippewa Valley Ethanol Co.*	Benson, MN	Corn	45.0	45.0
Cilion Ethanol	Keyes, CA	Corn			50.0
Clean Burn Fuels, LLC	Raeford, NC	Corn			60.0
Commonwealth Agri-Energy, LLC*	Hopkinsville, KY	Corn	33.0	33.0
Corn Plus, LLP*	Winnebago, MN	Corn	44.0	44.0
Corn, LP*	Goldfield, IA	Corn	55.0	55.0
Cornhusker Energy Lexington, LLC	Lexington, NE	Corn	40.0	40.0
Dakota Ethanol, LLC*	Wentworth, SD	Corn	50.0	50.0
DENCO, LLC	Morris, MN	Corn	24.0
Didion Ethanol	Cambria, WI	Corn	40.0	40.0
E Caruso (Goodland Energy Center)	Goodland, KS	Corn			20.0

E Energy Adams, LLC	Adams, NE	Corn	50.0	50.0
E3 Biofuels	Mead, NE	corn	25.0
East Kansas Agri-Energy, LLC*	Garnett, KS	Corn	35.0	35.0
ESE Alcohol Inc.	Leoti, KS	Seed corn	1.5	1.5
Ethanol Grain Processors, LLC	Obion, TN	Corn	100.0	100.0
Front Range Energy, LLC	Windsor, CO	Corn	40.0	40.0
Gateway Ethanol	Pratt, KS	Corn	55.0
Glacial Lakes Energy, LLC - Mina	Mina, SD	corn	107.0
Glacial Lakes Energy, LLC*	Watertown, SD	Corn	100.0	100.0
Global Ethanol/Midwest Grain Processors	Lakota, IA	Corn	97.0	97.0
Global Ethanol/Midwest Grain Processors	Riga, MI	Corn	57.0	57.0
Golden Cheese Company of California*	Corona, CA	Cheese whey	5.0	5.0
Golden Grain Energy, LLC*	Mason City, IA	Corn	115.0	115.0
Golden Triangle Energy, LLC*	Craig, MO	Corn	20.0	20.0
Grain Processing Corp.	Muscatine, IA	Corn	20.0	20.0
Granite Falls Energy, LLC*	Granite Falls, MN	Corn	52.0	52.0
Greater Ohio Ethanol, LLC	Lima, OH	Corn	54.0
Green Plains Renewable Energy	Shenandoah, IA	Corn	55.0	55.0
Green Plains Renewable Energy	Superior, IA	Corn	55.0	55.0
Hawkeye Renewables, LLC	Fairbank, IA	Corn	120.0	120.0
Hawkeye Renewables, LLC	Iowa Falls, IA	Corn	105.0	105.0
Hawkeye Renewables, LLC	Menlo, IA	Corn	110.0	110.0
Hawkeye Renewables, LLC	Shell Rock, IA	Corn	110.0	110.0
Heartland Corn Products*	Winthrop, MN	Corn	100.0	100.0
Heron Lake BioEnergy, LLC	Heron Lake, MN	Corn	50.0	50.0
Highwater Ethanol LLC	Lamberton, MN	Corn			50.0
Homeland Energy	New Hampton, IA	Corn			100.0
Husker Ag, LLC*	Plainview, NE	Corn	75.0	75.0
Idaho Ethanol Processing	Caldwell, ID	Potato Waste	4.0	4.0
Illinois River Energy, LLC	Rochelle, IL	Corn	100.0	100.0
Indiana Bio-Energy	Bluffton, IN	Corn	101.0	101.0
Iroquois Bio-Energy Company, LLC	Rensselaer, IN	corn	40.0	40.0
KAAPA Ethanol, LLC*	Minden, NE	Corn	40.0	40.0
Kansas Ethanol, LLC	Lyons, KS	Corn	55.0	55.0
KL Process Design Group	Upton, WY	Wood waste	1.5	1.5

Land O' Lakes*	Melrose, MN	Cheese whey	2.6	2.6
LDCommodities	Grand Junction, IA	corn			100.0
LDCommodities	Norfolk, NE	Corn	45.0	45.0
Levelland/Hockley County Ethanol, LLC	Levelland, TX	Corn	40.0	40.0
Lifeline Foods, LLC	St. Joseph, MO	Corn	40.0	40.0
Lincolnland Agri-Energy, LLC*	Palestine, IL	Corn	48.0	48.0
Lincolnway Energy, LLC*	Nevada, IA	Corn	50.0	50.0
Little Sioux Corn Processors, LP*	Marcus, IA	Corn	92.0	92.0
Marquis Energy, LLC	Hennepin, IL	Corn	100.0	100.0
Marysville Ethanol, LLC	Marysville, MI	Corn	50.0	50.0
Merrick & Company	Aurora, CO	Waste beer	3.0	3.0
Mid America Agri Products/Horizon	Cambridge, NE	Corn	44.0	44.0
Mid America Agri Products/Wheatland	Madrid, NE	Corn	44.0	44.0
Mid-Missouri Energy, Inc.*	Malta Bend, MO	Corn	50.0	50.0
Midwest Renewable Energy, LLC	Sutherland, NE	Corn	25.0	25.0
Minnesota Energy*	Buffalo Lake, MN	Corn	18.0	18.0
NEDAK Ethanol	Atkinson, NE	corn			44.0
Nesika Energy, LLC	Scandia, KS	corn	10.0	10.0
New Energy Corp.	South Bend, IN	Corn	102.0	102.0
North Country Ethanol, LLC*	Rosholt, SD	Corn	20.0	20.0
Northeast Biofuels	Volney, NY	Corn	114.0
Northwest Renewable, LLC	Longview, WA	Corn			55.0
One Earth Energy	Gibson City, IL	corn			100.0
Otter Tail Ag Enterprises	Fergus Falls, MN	Corn	57.5	57.5
Pacific Ethanol	Madera, CA	Corn	40.0
Pacific Ethanol	Stockton, CA	Corn	60.0	60.0
Pacific Ethanol	Burley, ID	Corn	50.0	50.0
Pacific Ethanol	Boardman, OR	Corn	40.0	40.0
Panda Ethanol	Hereford, TX	Corn/milo			115.0
Parallel Products	Rancho Cucamonga, CA
Parallel Products	Louisville, KY	Beverage waste	5.4	5.4
Patriot Renewable Fuels, LLC	Annawan, IL	Corn	100.0	100.0
Penford Products	Cedar Rapids, IA	Corn	45.0	45.0
Pinal Energy, LLC	Maricopa, AZ	Corn	55.0	55.0
Pine Lake Corn Processors, LLC	Steamboat Rock, IA	corn	30.0	30.0

Platinum Ethanol, LLC*	Arthur, IA	Corn	110.0	110.0
Plymouth Ethanol, LLC*	Merrill, IA	Corn	50.0	50.0
POET Biorefining - Alexandria	Alexandria, IN	Corn	68.0	68.0
POET Biorefining - Ashton	Ashton, IA	Corn	56.0	56.0
POET Biorefining - Big Stone	Big Stone City, SD	Corn	79.0	79.0
POET Biorefining - Bingham Lake	Bingham Lake, MN		35.0	35.0
POET Biorefining - Caro	Caro, MI	Corn	53.0	53.0
POET Biorefining - Chancellor	Chancellor, SD	Corn	110.0	110.0
POET Biorefining - Coon Rapids	Coon Rapids, IA	Corn	54.0	54.0
POET Biorefining - Corning	Corning, IA	Corn	65.0	65.0
POET Biorefining - Emmetsburg	Emmetsburg, IA	Corn	55.0	55.0
POET Biorefining - Fostoria	Fostoria, OH	Corn	68.0	68.0
POET Biorefining - Glenville	Albert Lea, MN	Corn	42.0	42.0
POET Biorefining - Gowrie	Gowrie, IA	Corn	69.0	69.0
POET Biorefining - Hanlontown	Hanlontown, IA	Corn	56.0	56.0
POET Biorefining - Hudson	Hudson, SD	Corn	56.0	56.0
POET Biorefining - Jewell	Jewell, IA	Corn	69.0	69.0
POET Biorefining - Laddonia	Laddonia, MO	Corn	50.0	50.0	5.0
POET Biorefining - Lake Crystal	Lake Crystal, MN	Corn	56.0	56.0
POET Biorefining - Leipsic	Leipsic, OH	Corn	68.0	68.0
POET Biorefining - Macon	Macon, MO	Corn	46.0	46.0
POET Biorefining - Marion	Marion, OH	Corn			65.0
POET Biorefining - Mitchell	Mitchell, SD	Corn	68.0	68.0
POET Biorefining - North Manchester	North Manchester, IN	Corn	68.0	68.0
POET Biorefining - Portland	Portland, IN	Corn	68.0	68.0
POET Biorefining - Preston	Preston, MN	Corn	46.0	46.0
POET Biorefining - Scotland	Scotland, SD	Corn	11.0	11.0
POET Biorefining- Groton	Groton, SD	Corn	53.0	53.0
Prairie Horizon Agri-Energy, LLC	Phillipsburg, KS	Corn	40.0	40.0
Quad-County Corn Processors*	Galva, IA	Corn	30.0	30.0
Range Fuels	Soperton, GA	Wood waste			20.0
Red Trail Energy, LLC	Richardton, ND	Corn	50.0	50.0

Redfield Energy, LLC *	Redfield, SD	Corn	50.0	50.0
Reeve Agri-Energy	Garden City, KS	Corn/milo	12.0	12.0
Renew Energy	Jefferson Junction, WI	Corn	130.0	130.0
Renova Energy	Torrington, WY	Corn	5.0	5.0
Riverland Biofuels	Canton, IL	corn	37.0	37.0
Show Me Ethanol	Carrollton, MO	Corn	55.0	55.0
Siouxland Energy & Livestock Coop*	Sioux Center, IA	Corn	60.0	60.0
Siouxland Ethanol, LLC	Jackson, NE	Corn	50.0	50.0
Southwest Georgia Ethanol, LLC	Camilla, GA	Corn	100.0	100.0
Southwest Iowa Renewable Energy, LLC *	Council Bluffs, IA	Corn	110.0	110.0
Sterling Ethanol, LLC	Sterling, CO	Corn	42.0	42.0
Tate & Lyle	Ft. Dodge, IA	Corn			105.0
Tate & Lyle	Loudon, TN	Corn	67.0	67.0	38.0
Tharaldson Ethanol	Casselton, ND	Corn	110.0	110.0
The Andersons Albion Ethanol LLC	Albion, MI	Corn	55.0	55.0
The Andersons Clymers Ethanol, LLC	Clymers, IN	Corn	110.0	110.0
The Andersons Marathon Ethanol, LLC	Greenville, OH	Corn	110.0	110.0
Trenton Agri Products, LLC	Trenton, NE	Corn	40.0	40.0
United Ethanol	Milton, WI	Corn	52.0	52.0
United WI Grain Producers, LLC*	Friesland, WI	Corn	49.0	49.0
Utica Energy, LLC	Oshkosh, WI	Corn	48.0	48.0
VeraSun Energy Corp.	Dyersville, IA	corn
VeraSun Energy Corp.	Linden, IN	Corn
VeraSun Energy Corp.	Lake Odessa, MI	Corn
VeraSun Energy Corp.	Janesville, MN	corn
VeraSun Energy Corp.	Welcome, MN	corn
VeraSun Energy Corp.	Hankinson, ND	corn
VeraSun Energy Corp.	Albion, NE	corn
VeraSun Energy Corp.	Central City, NE	corn
VeraSun Energy Corp.	Ord, NE	Corn
VeraSun Energy Corp.	Bloomingburg, OH	corn
VeraSun Energy Corp.	Marion, SD	corn
178 - VeraSun Energy Corporation (Total)			1,635.0	450.0
VeraSun Energy Corporation	Albert City, IA	Corn
VeraSun Energy Corporation	Charles City, IA	Corn

VeraSun Energy Corporation	Ft. Dodge, IA	Corn
VeraSun Energy Corporation	Hartley, IA	Corn
VeraSun Energy Corporation	Welcome, MN	Corn
VeraSun Energy Corporation	Aurora, SD	Corn
Verenium	Jennings, LA	Sugar Cane bagasse	1.5	1.5
Western New York Energy LLC	Shelby, NY		50.0	50.0
Western Plains Energy, LLC*	Campus, KS	Corn	45.0	45.0
Western Wisconsin Renewable Energy, LLC*	Boyceville, WI	Corn	40.0	40.0
White Energy	Russell, KS	Milo/wheat starch	48.0	48.0
White Energy	Hereford, TX	Corn/Milo	100.0	100.0
White Energy	Plainview, TX	Corn	110.0
Wind Gap Farms	Baconton, GA	Brewery waste	0.4	0.4
Xethanol BioFuels, LLC	Blairstown, IA	Corn	5.0	5.0
Yuma Ethanol	Yuma, CO	Corn	40.0	40.0
TOTALS			12,375.4 mgy for 193 nameplate refineries	10,469.4 mgy for operating refineries	2,066.0 mgy for under construction/ expanding refineries
* locally owned
Last updated: February 5, 2009
Source: RFA

Competition from Alternative Fuels

Alternative fuels and ethanol production methods are continually under development by ethanol and oil companies.  The major ethanol and oil companies have significantly greater resources than we have to develop alternative products and to influence legislation and public perception of ethanol. New ethanol products or methods of ethanol production developed by larger and better-financed competitors could provide them competitive advantages and harm our business.

The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. The biomass trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn. If an efficient method of collecting biomass for ethanol production and producing ethanol from cellulose-based biomass is developed, we may not be able to successfully convert our plants to become cellulose-based ethanol producers. If it is not cost-effective to convert our ethanol plants to plants which will use cellulose-based biomass to produce ethanol, it is possible we would be unable to produce ethanol as cost-effectively as cellulose-based producers.

Ethanol supply is also affected by ethanol produced or processed in certain countries in Central America and the Caribbean region.  Ethanol produced in these countries is eligible for tariff reduction or elimination upon importation to the United States under a program known as the Caribbean Basin Initiative (CBI). Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol. According to the Farm Bureau, the U.S. International Trade Commission (USITC) announced the 2008 CBI import quota, which will allow approximately 450 million gallons of duty-free ethanol to enter the U.S., up from 350 million gallons in 2007.  The USITC has yet to announce the 2009 CBI import quota. Currently there is a $0.54 per gallon tariff on foreign produced ethanol which is scheduled to expire in January 2011.

Distillers Grains Competition

Ethanol plants in the Midwest produce the majority of distillers grains and primarily compete with other ethanol producers in the production and sales of distillers grains. Our expected location in the Southeastern United States distinguishes our facilities from distillers grains producers in the Midwest. We expect to take advantage of our proximity to local livestock producers by developing a truck market for our distillers grains and possibly shipping overseas.

According to the Renewable Fuels Association's Ethanol Industry Outlook 2009, it is estimated that ethanol plants produced 23 million metric tons of distillers grains in 2008 and approximately 20 million metric tons in 2007. The primary consumers of distillers grains are dairy and beef cattle. In recent years, an increasing amount of distillers grains have been used in the swine and poultry markets. With the advancement of research into the feeding rations of poultry and swine, we expect these markets to expand and create additional demand for distillers grains; however, no assurance can be given that these markets will in fact expand, or if they do, that we will benefit from any expansion.  The market for distillers grains is generally confined to locations where freight costs allow it to be competitively priced relative to other feed ingredients.

Sources and Availability of Raw Materials

Corn Supply

The Southeast United States, where we expect our operations to be based, is a corn-deficit region as demonstrated by the table below. We anticipate that our four plants will need approximately 176 million bushels of grain per year for our dry milling process which represents almost 85% of the Southeast’s total projected corn production. We expect to have to rail in the majority of our corn from the Eastern corn-belt.

Projected Southeast Corn Production, 2007-08
STATE	Annual Corn Production (million bushels)	Annual Corn Deficit (million bushels)	Irrigated Acres (millions)
Alabama	16	-178	.871
Georgia	55	-140	1.815
Florida	3	-21	.095
North Carolina	97	-268	.203
South Carolina	37	-40	.109
TOTALS	208	-647	3.09
             Source: PRX Geographic

  We expect that our rail partners will be Norfolk Southern Corporation, CSX Corporation, Bayline Railroad and Lancaster & Chester Railway. Although we currently do not have any agreements with these railroads, we anticipate securing agreements prior to commencing operations. A chief part of our strategy has been to select plant sites that will enable our plants to share railcars. Thus, we expect to be able to consolidate and manage a deck of trains for our four plants rather than a set of trains for each of the plants.

Utilities

Natural Gas: Natural gas prices have historically fluctuated dramatically, which could significantly affect the profitability of our operations. Our natural gas costs could be prohibitively high if current price levels significantly increase.

Electricity: We will require a significant amount of electrical power to operate the plant. Each of our four plants will require approximately 9.5 megawatts of electricity annually.

Water Supply: We will require a significant supply of water. While much of the water used in an ethanol plant is recycled back into the process, there are certain areas of production where fresh water is needed. Those areas include boiler makeup water and cooling tower water. Boiler makeup water is treated on-site to minimize all elements that will harm the boiler and recycled water cannot be used for this process. Cooling tower water is deemed non-contact water because it does not come in contact with the mash, and, therefore, can be regenerated back into the cooling tower process. Depending on the type of technology utilized in the plant design, much of the water can be recycled back into the process, which will minimize the discharge water. This will have the long-term effect of lowering wastewater treatment costs. Many new plants today are zero or near zero effluent discharge facilities. We anticipate our plant design will incorporate an ICM/Phoenix Bio-Methanator wastewater treatment process. The ICM/Phoenix Bio-Methanator is expected to result in a zero discharge of plant process water. Permits will be required for all water usage. We expect to engage ICM, Inc. to assist us in applying for the necessary permits; however, there is no assurance that we will be able to obtain the requisite permits to use the water we need to operate the plant.

Research and Development

We do not currently conduct any research and development activities.

Costs and Effects of Compliance with Environmental Laws

We will be subject to extensive air, water and other environmental regulations and we will require a number of environmental permits to operate the plant. We anticipate Fagen, Inc. and ICM, Inc. will advise us on general environmental compliance. We are subject to oversight activities by the EPA. There is always a risk that the EPA may enforce certain rules and regulations differently than the environmental administrators of the states where we intend to construct our plants. Environmental rules are subject to change, and any such changes could result in greater regulatory burdens on plant operations. We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area arising from possible foul smells or other air or water discharges from the plants.  Such claims may result in an adverse result in court if we are deemed to engage in a nuisance that substantially impairs the fair use and enjoyment of real estate.

The government’s regulation of the environment changes constantly. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our future operating costs and expenses.  It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol.  For example, changes in the environmental regulations regarding ethanol’s use due to currently unknown effects on the environment could have an adverse effect on the ethanol industry. Any of these regulatory factors may result in higher costs or other materially adverse conditions effecting our future operations, cash flows and financial performance.

ITEM 1A: RISK FACTORS

You should carefully read and consider the risks and uncertainties below and the other information contained in this report.  The risks and uncertainties described below are not the only ones we may face.  The following risks, together with additional risks and uncertainties not currently known to us or that we currently deem immaterial could impair our financial condition and results of operation.

Risks Related to our Offering

If we are unable to sell the minimum number of units, the offering will fail and your investment will be returned to you with nominal interest.

We may not be able to sell the minimum amount of units required to close on this offering. Our board has authorized us to withdraw our registration statement from the SEC and from the states in which we were registering and discontinue our public offering. We must sell at least $253,650,000 worth of units by September 26, 2009 to close the offering. If we are unable to close the offering, your money will be returned with the nominal interest earned during the time it was in escrow. We do not expect the termination date to be later than September 26, 2009.

We are not experienced in selling securities and as of the current time no one has agreed to purchase any units that we cannot sell ourselves, which may result in the failure of this offering.

We are making this offering as a self-written best efforts offering and if we are unsuccessful in selling the minimum aggregate offering amount by September 26, 2009, we will be required to return your investment. We have no firm commitment from any prospective buyer to purchase our units and there can be no assurance that the offering will be successful. Most of our directors have significant responsibilities in their primary occupations in addition to trying to raise capital. All of our directors have full-time outside employment.

Risks Related to Our Financing Plan

Even if we raise the minimum amount of equity in this offering, we may not obtain the debt financing necessary to construct and operate our ethanol plants, which would result in the failure of the project and East Coast Ethanol.

Our financing plan requires a significant amount of debt financing. While we are actively investigating various lenders in this regard, we have not yet entered into any commitment with any bank, lender, governmental entity, underwriter or financial institution for debt financing. We will not release funds from escrow until we secure a written debt financing commitment sufficient to construct and operate the ethanol plants. If debt financing on acceptable terms is not available for any reason, we will be forced to abandon our business plan and return your investment from escrow plus nominal interest.

Depending on the level of equity raised in this offering, we expect to require debt financing ranging from approximately $269,875,000 to $608,050,000 (less any grants we are awarded and any tax increment financing we can procure) in senior long term debt from one or more commercial banks or other lenders. Based on current market conditions, we expect to finance the project at a debt to equity ratio of 50% debt and 50% equity. Therefore, we expect to need approximately $435,750,000 in equity in order to attract sufficient debt to complete our financing. Because the amounts of equity, tax increment financing and grant funding are not yet known, the exact amount and nature of total debt is also unknown. If we do not sell the minimum amount of units, the offering will not close. Even though we must receive a debt financing commitment as a condition of closing escrow, the agreements to obtain debt financing may not be fully negotiated when we close on escrow. Therefore, there is no assurance that such commitment will be received, or if it is received, that it will be on terms acceptable to us. If we close our debt financing, which means agreements to obtain debt financing are arranged and executed, we expect that we will be required to use the funds raised from this offering prior to receiving the debt financing funds.

Given the unfavorable credit environment both domestically and internationally, we can provide no assurances or guarantees that we will be able to obtain the requisite debt or equity financing or that the debt financing will be on favorable terms.

The subprime mortgage lending crisis has broadened to a global financial crisis which is causing a very unfavorable credit environment worldwide. We can offer no assurances or guarantees that we will be able to obtain equity or debt financing to fully capitalize this project. If we are unable to obtain equity or debt financing, or if the debt financing is at unfavorable terms, we may be unable to begin construction of the proposed plants or they may not be as profitable as currently expected and your investment could lose value.

If we decide to spend equity proceeds and begin plant construction before we have fulfilled all of the loan commitment conditions, signed binding loan agreements or received loan proceeds, we may be unable to close the loan and you may lose all of your investment.

If we sell the aggregate minimum number of units prior to September 26, 2009 and satisfy the other conditions of releasing funds from escrow, including our receipt of a written debt financing commitment, we may decide to begin spending the equity proceeds to begin plant construction or for other project-related expenses. If, after we begin spending equity proceeds, we are unable to close the loan, we may have to seek another debt financing source or abandon the project. If that happens, you could lose some or all of your investment.

Risks Related to East Coast Ethanol as a Development Stage Company

We have a history of losses and may never operate profitably.

From our inception through December 31, 2008, we have incurred an accumulated net loss of $3,567,096. We will continue to incur significant losses until we successfully complete construction and commence operation of the plants. There is no assurance that we will be successful in completing our equity offering and/or in our efforts to secure debt financing necessary to build and operate the ethanol plants. Even if we successfully meet all of these objectives and begin operations at the ethanol plants, there is no assurance that we will be able to operate profitably.

We have little to no experience in the ethanol industry, which increases the risk of our inability to build and operate the ethanol plants.

We are presently, and are likely for some time to continue to be, dependent upon our board of directors. Most of these individuals are experienced in business generally but have very little or no experience in raising capital from the public, organizing and building ethanol plants, and governing and operating a public company. Please see “Business Experience of Directors and Officers.” In addition, certain directors on our board are presently engaged in business and other activities which impose substantial demands on the time and attention of such directors. You should not purchase units unless you are willing to entrust all aspects of our management to our board of directors.

We expect to enter into a design-build agreement with Fagen, Inc. for each of our proposed ethanol facilities. If we are unable to enter into such agreements, or if this relationship is subsequently terminated, we could be placed at a decided competitive disadvantage.

                 We plan on entering into design-build agreements with Fagen, Inc. for all of our plants; however, we have yet to do so. We will be highly dependent on Fagen, Inc. and its employees; any loss of this relationship, particularly during the construction and start-up period for the plants, may prevent us from commencing operations and result in the failure of our business. The time and expense of locating new consultants and contractors would result in unforeseen expenses and delays. Unforeseen expenses and delays may reduce our ability to generate revenue and profitability and significantly damage our competitive position in the ethanol industry such that you could lose some

Risks Related to Ethanol Industry

Overcapacity within the ethanol industry could cause an oversupply of ethanol and a decline in ethanol prices.

Excess capacity in the ethanol industry would have an adverse impact on our results of operations, cash flows and general financial condition.  Excess capacity may also result or intensify from increases in production capacity coupled with insufficient demand.  If the demand for ethanol does not grow at the same pace as increases in supply, we would expect the price for ethanol to decline. If excess capacity in the ethanol industry continues, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs. It is estimated that over 20% of all ethanol production capacity in the United States is currently idle due to negative profit margins.

We expect to operate in a competitive industry and compete with larger, better financed entities which could impact our ability to operate profitably.

There is significant competition among ethanol producers with numerous producer and privately owned ethanol plants planned and operating throughout the United States. The number of ethanol plants being developed and constructed in the United States continues to increase at a rapid pace. The largest ethanol producers include POET, VeraSun Energy Corporation, Archer Daniels Midland, and Hawkeye Renewables, LLC, all of which are each capable of producing more ethanol than we expect to produce.  As of November 6, 2008, the top four producers accounted for approximately 40% of the ethanol production capacity in the U.S., according to the RFA. A number of our competitors are divisions of substantially larger enterprises and have substantially greater financial resources than we do.  POET is currently the largest ethanol producer in the U.S. and controls a significant portion of the ethanol market. If the demand for ethanol does not grow at the same pace as increases in supply, we expect that lower prices for ethanol will result which may adversely affect our ability to generate profits and our financial condition.

The Renewable Fuels Standard (“RFS”) which is driving ethanol demand has been met for 2009 including production from refineries under construction and/or expansion.

The RFS is a key driver of ethanol demand; however, including production from refineries under construction and/or expansion, there is already enough ethanol being produced to meet the 2009 RFS of 11.1 billion gallons. While the newly enacted Energy Independence and Security Act of 2007 has increased the RFS to 20.5 billion gallons in 2015 and 36 billion gallons in 2022, starting in 2009, a substantial part of the increase in the RFS must come from advanced biofuels such as cellulosic ethanol and ethanol derived from waste materials such as crop residue and animal waste. Since we expect to produce our ethanol from corn, we anticipate that the increase in the RFS will not significantly increase the demand for our ethanol. Thus, we believe that an increase in voluntary private usage will be essential for our long-term sustainability. It is our position that unless ethanol demand from other sources increases appreciably in the upcoming years, we might be unable to sell our ethanol which would substantially reduce the value of your investment.

Risks Related to the Units

There has been no independent valuation of the units, which means that the units may be worth less than the purchase price.

The per unit purchase price has been determined by us without independent valuation of the units. We established the offering price based on our estimate of capital and expense requirements, not based on perceived market value, book value, or other established criteria. We did not obtain an independent appraisal opinion on the valuation of the units. The units may have a value significantly less than the offering prices and there is no guarantee that the units will ever obtain a value equal to or greater than the offering price.

No public trading market exists for our units and we do not anticipate the creation of such a market, which means that it will be difficult for you to liquidate your investment.

There is currently no established public trading market for our units and an active trading market will not develop despite this offering. To maintain partnership tax status, you may not trade the units on an established securities market or readily trade the units on a secondary market (or the substantial equivalent thereof). We do not intend to apply for listing of the units on any national securities exchange. As a result, you will not be able to readily sell your units.

We have placed significant restrictions on transferability of the units, limiting an investor’s ability to withdraw from the company.

The units are subject to substantial transfer restrictions pursuant to our operating agreement. In addition, transfers of the units may be restricted by state securities laws. As a result, you may not be able to liquidate your investment in the units and, therefore, may be required to assume the risks of investment in us for an indefinite period of time. To help ensure that a secondary market does not develop, our operating agreement prohibits transfers without the approval of our board of directors. The board of directors will not approve transfers unless they fall within “safe harbors” contained in the publicly-traded partnership rules under the tax code, which include, without limitation, the following:

➢	transfers by gift to the member’s spouse or descendants;

➢	transfer upon the death of a member;

➢	transfers between family members; and

➢	transfers that comply with the “qualifying matching services” requirements.

Risks Related to Construction of the Ethanol Plants

We will depend on Fagen, Inc. and ICM, Inc. to design and build our ethanol plants and their failure to perform could force us to abandon our business, hinder our ability to operate profitably or decrease the value of your investment.

We expect to be heavily dependent upon Fagen, Inc. and ICM, Inc. to design and build the plants. We have entered into letters of intent with Fagen for three of our proposed plants. We anticipate that Fagen, Inc. will serve as our general contractor and that Fagen, Inc. will engage ICM, Inc. to provide design and engineering services. If Fagen, Inc. terminates its relationship with us after initiating construction, there is no assurance that we would be able to obtain a replacement general contractor. Any such event may force us to abandon our business.

We will need to obtain numerous permits before beginning operations and failure to obtain these permits would prevent operation of the plants.

We will require numerous permits before we can commence operations of our ethanol plants. If we are unable to obtain our permits in a timely fashion or are unable to obtain them altogether, it is likely to lead to a loss of your investment. There can be no assurances that these permits will be granted to us. If these permits are not granted, then our plants may not be allowed to operate.

Risks Related to the Production of Ethanol

In recent times, many ethanol producers have suffered substantial losses which has lead them to discontinue or reduce production of ethanol and/or have forced them to declare bankruptcy.

Many ethanol producers have incurred sizeable losses in producing ethanol because of adverse market conditions. We can offer no guarantees that we will not face similar pressures or that our proposed plants will be profitable if and when operational.

Our financial performance will critically depend on corn and natural gas prices and market prices for ethanol and distillers dried grains, and the value of your investment in us will be directly affected by changes in these market prices.

Our results of operations and financial condition will be significantly affected by the cost and supply of corn and natural gas. Changes in the price and supply of corn and natural gas are subject to and determined by market forces over which we have no control. Corn supplies, as with most other crops, can be subject to interruption or shortages caused by weather, transportation difficulties, disease and other various planting, growing or harvesting problems. A significant reduction in the quantity of corn harvested due to these factors could result in increased corn costs, which will reduce our profitability and the value of your units. Competition for corn origination may increase our costs of corn and harm our financial performance and the value of your investment. Additionally, any hedging strategies which we employ may not effectively protect us against price volatility.

We will rely on third parties for our supply of natural gas, which is consumed in the production of ethanol. The prices for and availability of natural gas are subject to volatile market conditions. These market conditions often are affected by factors beyond our control such as higher prices resulting from colder than average weather conditions, overall economic conditions and foreign and domestic governmental regulations. Significant disruptions in the supply of natural gas could impair our ability to manufacture ethanol for our customers. Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect our results of operations and financial condition.

Finally, our revenues will be greatly affected by the price at which we can sell our ethanol and distillers grains. These prices can be volatile as a result of a number of factors. These factors include the overall supply and demand, the price of gasoline, level of government support, and the availability and price of competing products. For instance, the price of ethanol tends to increase as the price of gasoline increases, and the price of ethanol tends to decrease as the price of gasoline decreases. Any lowering of gasoline prices will likely also lead to lower prices for ethanol, which may decrease our ethanol sales and reduce revenues, causing a reduction in the value of your investment. Similarly, a decrease in the price of distillers grains could negative impact our operations.

We will be especially sensitive to corn prices since we will have to import corn from the Midwest and incur transportation expenses in this regard.

Since our ethanol plants are not likely to be located near an abundant supply of corn, we will have to import corn from the Midwest. Thus, our costs for procuring corn will be higher because of costs involved in transporting corn from the Midwest to our ethanol plants rendering us especially sensitive to any increase in corn prices.

ITEM 2.  PROPERTIES.

 We have options on properties where we intend to construct our ethanol plants in the states of Florida, North Carolina, South Carolina and Georgia. We expect to locate one of our plants in Jackson County, Florida approximately two miles southeast of Campbellton on Highway 273 just west of U.S. Highway 231. The property consists of 296 acres and is currently being used as farmland (primarily row crops). The total purchase price for the property will be $2,072,000 at $7,000 per acre. We also expect to locate one of our plants in Northampton County, North Carolina. The total purchase price for this property is approximately $2,400,000 at $7,500 per acre. We also have an option to purchase an adjacent 94 acre parcel for a total price of approximately $705,000 at $7,500 per acre. Additionally, we expect to locate one of our plants in Chester County, South Carolina just southeast of the city of Chester on Beltline Road. The total purchase price of the property is approximately $2,475,000 at $7,500 per acre. Finally, we expect to locate another of our plants in Wayne County, Georgia approximately 14 miles southeast of Jesup on U.S. Highway 341/25. The property consists of 350 acres located in a proposed 890 acre industrial park owned by the Wayne County Industrial Development Authority (“WCIDA”). We are currently negotiating with the WCIDA for the conveyance of the real property at no charge after a ten year property tax abatement period; however no agreement has yet been executed.

ITEM 3.  LEGAL PROCEEDINGS.

From time to time in the ordinary course of business, East Coast Ethanol, LLC may be named as a defendant in legal proceedings related to various issues, including without limitation, workers’ compensation claims, tort claims, or contractual disputes.  We are not currently involved in any material legal proceedings, directly or indirectly, and we are not aware of any claims pending or threatened against us or any of the directors that could result in the commencement of legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matter to a vote of our unit holders through the solicitation of proxies or otherwise during the fourth fiscal quarter of 2008

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is no public trading market for our units. As of December 31, 2008, we had 2,180 membership units outstanding and 122 unit holders of record.

 Our federal registration statement was declared effective by the Securities and Exchange Commission on September 26, 2008. Our offering commenced on the effective date, September 26, 2008, and we have not yet accepted any subscriptions for any of our membership units in this offering. Unfavorable market conditions have severely impacted our equity offering and subsequent to the end of the period covered by this report, our board authorized us to withdraw our registration statement from the SEC and from the states in which we were registering and discontinue our public offering. Any membership units we sell in the offering will be placed with our escrow agent, BB&T Corporation and shall not be available to us until the following conditions are satisfied: (1) cash proceeds from unit sales deposited in the escrow account equals or exceeds the minimum offering amount of $253,650,000, exclusive of interest; (2) we obtain a written debt financing commitment for debt financing ranging from approximately $269,875,000 to $608,050,000, less any grants and/or tax increment financing we are awarded; (3) we elect, in writing, to terminate the escrow agreement; 4) an affidavit prepared by our escrow agent has been sent to the states in which we have registered units stating that the conditions set out in (1), (2) and (3) have been met; and (5) in each state in which consent is required, the state securities commissioner has consented to release of the funds on deposit.

We have not declared or paid any distributions on our units. Our board of directors has complete discretion over the timing and amount of distributions to our unit holders, however, our operating agreement requires the board of directors to endeavor to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability in a timely fashion. Our expectations with respect to our ability to make future distributions are discussed in greater detail under “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  We have not made any sales of unregistered securities during the period covered by this annual report.

ITEM 6.  SELECTED FINANCIAL DATA

We are a Smaller Reporting Company and, therefore, are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This report contains forward-looking statements that involve significant risks and uncertainties.  The following discussion, which focuses on our plan of operation through the commencement of operations of the plant, consists almost entirely of forward-looking information and statements.  Actual events or results may differ materially from those indicated or anticipated, as discussed in the section entitled “Forward Looking Statements.”  This may occur as a result of many factors, including those set forth in Item 1A, “Business—Risk Factors.”  The following discussion of our financial condition and plan of operation should also be read in conjunction with our financial statements and notes to financial statements contained in this report.

Overview

We are a development stage Delaware limited liability company formed on July 27, 2007, for the purpose of developing and constructing four 110 million gallon per year ethanol plants expected to be located in the Southeast United States. We were formed to facilitate the merger of four limited liability companies, Atlantic Ethanol, LLC; Mid-Atlantic Ethanol, LLC; Palmetto-Agri Fuels LLC and Florida Ethanol LLC, each of which was developing an ethanol plant with a nameplate production capacity of 110 million gallons per year. Based upon engineering specifications produced by Fagen, Inc., we expect the plants in the aggregate to annually consume approximately 176 million bushels of corn each year and annually produce approximately 480 million gallons of fuel grade ethanol and approximately 1,540,000 tons of distiller grains. We currently estimate that it will take approximately 18 to 24 months after construction commences to complete construction of the four plants, if we successfully obtain the requisite amount of financing.

We do not expect to generate any revenue until the plants are completely constructed and operational. Our board of directors reserves the right to change the location of the plant sites and our capitalization and construction strategy in their sole discretion, for any reason. Thus, our board may decide to finance and construct each plant individually rather than all four plants simultaneously.

Plan of Operations for the Next 12 Months

We expect to spend at least the next 12 months focused on three primary activities:

➢	project capitalization;

➢	site acquisition and development; and

➢	plant construction.

Our board has authorized us to withdraw our registration statement because unfavorable market conditions have severely impacted our equity offering. Assuming the successful completion of this offering and the related debt financing, we expect to have sufficient cash on hand to cover all costs associated with construction of the project, including, but not limited to, site acquisition and development, utilities, construction and equipment acquisition. In addition, we expect our seed capital proceeds to supply us with enough cash to cover our costs through at least the end of 2009, including staffing, office costs, audit, legal, compliance and staff training. We have reduced selected developmental activities to preserve cash; however, we may have to seek debt or equity to supplement our seed capital if financing takes longer than anticipated or further reduce selected developmental activities.

While we have set our minimum offering amount at 30% of the total project cost, we currently expect to need at least 50% of the estimated total project cost in equity in order to attract sufficient debt to complete our financing. Thus, based on current market conditions, we expect to finance the project at an equity to debt ratio of 50% equity and 50% debt. Depending on the level of equity raised in this offering, we will need to obtain debt financing ranging from approximately $269,875,000 to $608,050,000 in order to supplement our seed capital proceeds of $9,800,000 and fully capitalize the project. We do not currently have a debt commitment from any financial institution or other lender for our debt financing. We have started identifying and interviewing potential lenders; however, we have not signed any commitment for debt financing.

Project Capitalization

We estimate the total project to build all four plants will cost approximately $871,500,000. We expect that the design and construction of the plants will cost approximately $584,800,000, with additional start-up and development costs of approximately $286,700,000. This is a preliminary estimate based primarily upon the experience of our anticipated general contractor, Fagen, Inc. with other plants it has built. We expect our estimate to change as we continue to develop the project. We expect to capitalize our project using a combination of equity and debt to supplement our seed capital proceeds. We raised $9,800,000 of seed capital equity to fund our development, organizational and offering expenses.

Permitting and Regulatory Activities

All of our ethanol plants will be subject to extensive air, water and other environmental regulations and we will need to obtain a number of environmental permits to construct and operate the plants. In addition, it is likely that our senior debt financing will be contingent on our ability to obtain the various required environmental permits. While we do not anticipate any difficulties in obtaining the required permits, if we are unable to obtain the required permits, construction costs for the plant may increase, or the plant may not be constructed at all.  The following table provides information about most of the permits required before our ethanol plants can become operational:

	Preparer	Status	Approximate Filing Date	Anticipated Approval Date
Georgia
Well Permits	EMC	Filed	9/24/2007	4/1/2009
Waste Water Discharge Permit	EMC	Filed	1/7/2009	4/1/2009
Air Permit	Fagen	Filed	1/7/2009	4/1/2009
Storm Water Discharge Permit	Fagen	Pending	3/1/2009	6/1/2009
Wetlands Permit	ESI	Issued	3/15/2008	11/20/2008
Florida
Well Permits	Fagen	Pending	4/1/2009	7/1/2009
Waste Water Discharge Permit:Fagen /LAS: Melvin	Fagen/Melvin	Pending	3/1/2009	6/1/2009
Air Permit	Fagen	Pending	2/16/2009	5/16/2009
Storm Water Discharge Permit	Fagen/TranSys/Mel	Pending	4/1/2009	7/1/2009
Wetlands Permit	Melvin Engineering	Pending	4/1/2009	7/1/2009
North Carolina
Well Permits	To Be Determined	Pending	5/1/2009	8/1/2009
Waste Water Discharge Permit	To Be Determined	Pending	4/1/2009	7/1/2009
Air Permit	To Be Determined	Pending	4/1/2009	7/1/2009
Storm Water Discharge Permit	To Be Determined	Pending	7/1/2009	10/1/2009
Wetlands Permit	To Be Determined	Pending	5/1/2009	8/1/2009
South Carolina
Well Permits	Not Needed for Site	NA	NA	NA
Waste Water Discharge Permit	To Be Determined	Pending	5/1/2009	8/1/2009
Air Permit	To Be Determined	Pending	4/1/2009	7/1/2009
Storm Water Discharge Permit	To Be Determined	Pending	10/1/2009	1/4/2010
Wetlands Permit	ESI	Pending	3/15/2009	6/15/2009

Liquidity and Capital Resources

Since our inception, we have issued 2,180 membership units to our seed capital investors as part of the merger of Florida Ethanol, LLC, Atlantic Ethanol, LLC, Mid Atlantic Ethanol, LLC and Palmetto Agri-Fuels, LLC. The members of these companies exchanged their membership units in their respective companies for East Coast Ethanol units at an exchange price of $5,000 per East Coast Ethanol unit. We received total consideration of $10,900,000 in the merger including $9,800,000 in equity proceeds. We expect these proceeds to provide us with sufficient liquidity to fund the developmental, organizational and financing activities necessary to advance our project through at least the end of 2009. If we are unable to close on this offering by such time or otherwise obtain other funds, we may need to delay or abandon operations. All of the proceeds received in the merger constituted immediate at-risk capital at the time of the merger.

As of our fiscal year ended December 31, 2008, we had total current assets of $1,605,448 consisting primarily of cash. As of December 31, 2008, we had current liabilities of $40,869 consisting of accounts payable. Total members’ equity as of December 31, 2008 was $5,036,566 taking into account the accumulated deficit. Since our inception, we have generated no revenue from operations. From our inception through December 31, 2008, we have incurred an accumulated net loss of $3,567,096.

Trends and Uncertainties Impacting the Ethanol Industry and Our Company

We are subject to industry-wide factors, trends and uncertainties that affect our operating and financial performance. These factors include, but are not limited to, the available supply and cost of corn from which our ethanol and distillers grains will be processed; the cost of natural gas, which we will use in the production process; new technology developments in the industry; dependence on our ethanol marketer and distillers grains marketer to market and distribute our products; the intensely competitive nature of the ethanol industry; and possible changes in legislation/regulations at the federal, state and/or local level. We have no operating history and our business may not be as successful as we anticipate. Unfavorable market conditions have severely impacted our equity offering and subsequent to the end of the period covered by this report, our board authorized us to withdraw our registration statement from the SEC and from the states in which we were registering and discontinue our public offering. We have until September 26, 2009 to sell the minimum number of units required to raise the minimum offering amount. Based on current market conditions, we expect to finance the project at a debt to equity ratio of 50% equity and 50% debt. Therefore, we expect to need approximately 50% of the total project cost ($435,750,000) in equity in order to attract sufficient debt and complete our financing. Even if we successfully close the offering by selling at least the minimum number of units by September 26, 2009, we will not release the offering proceeds from escrow until the cash proceeds in escrow equal $253,650,000 or more and we secure a written debt financing commitment for debt financing ranging from a minimum of $269,875,000 to $608,050,000 depending on the level of equity raised in this offering and any grant funding we may receive. We estimated the range of debt financing we will need by subtracting the minimum and maximum amount of equity in this offering and the $9,800,000 contributed by our founders and seed capital investors from the estimated total project cost of $871,500,000.

We have not yet obtained any commitments for equity or debt financing. We have started identifying and interviewing potential lenders; however, we have not signed any commitment or contract for debt financing. Completion of the project relies entirely on our ability to attract these loans and close on this offering. A debt financing commitment only obligates the lender to lend us the debt financing that we need if we satisfy all the conditions of the commitment. These conditions may include, among others, the total cost of the project being within a specified amount, the receipt of engineering and construction contracts acceptable to the lender, evidence of the issuance of all permits, acceptable insurance coverage and title commitment, the contribution of a specified amount of equity and attorney opinions. At this time, we do not know what business and financial conditions will be imposed on us. We may not satisfy the loan commitment conditions before closing, or at all.

Corn Prices

Our cost of goods sold will consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale.  On November 10, 2008, the USDA released its Crop Production report, which estimated the 2008 grain corn crop at approximately 12 billion bushels, approximately 8% below the USDA’s estimate of the 2007 corn crop of 13.07 billion bushels. Corn prices reached historical highs in June 2008, but have come down sharply since that time as stronger than expected corn yields materialized and the global financial crisis brought down the prices of most commodities generally. We expect continued volatility in the price of corn, which could significantly impact our cost of goods sold. The growing number of operating ethanol plants nationwide is also expected to increase the demand for corn. This increase will likely drive the price of corn upwards in our market which will impact our ability to operate profitably.

The price at which we will purchase corn depends on prevailing market prices. The Southeast is a corn deficient area and the areas surrounding the plants produce a limited amount of corn. Therefore, we are required to obtain corn from other areas of the United States. Our plant sites are well situated to receive corn by rail from the corn producing regions of the United States and we expect to benefit from our flexibility in sourcing grain in the event of a crop shortfall in one portion of the corn belt. We view our ability to ship corn from any portion of the corn belt as a competitive advantage when compared to some Midwest ethanol plants that are largely dependent on their ability to buy corn in their local truck market. However, any benefit we receive from our flexibility in sourcing grain may be offset by the additional transportation costs we expect to incur.

We anticipate that our plants’ profitability will be negatively impacted during periods of high corn prices.  Although we expect the negative impact on profitability resulting from high corn prices to be mitigated, in part, by the increased value of the distillers grains we intend to market (as the price of corn and the price of distillers grains tend to fluctuate in tandem), we still may be unable to operate profitably if high corn prices are sustained for a significant period of time.

Natural Gas

Natural gas is also an important input commodity to our manufacturing process. We estimate that our natural gas usage will be approximately 10% to 15% of our annual total production cost. We use natural gas to dry our distillers grain products to a moisture content at which they can be stored for long periods of time, and can be transported greater distances. Dried distillers grains have a much broader market base, including the western cattle feedlots, and the dairies of California and Florida. Any sustained increase in the price level of natural gas will increase our cost of production and will negatively impact our future profit margins.

Ethanol Supply and Demand

The number of ethanol plants being developed and constructed in the United States has rapidly declined in recent times; because of unfavorable market conditions, many plants have halted production altogether. Additionally, many ethanol producers have filed for bankruptcy protection. If market conditions do not improve, we can offer no assurance that we will be profitable in developing or operating our proposed plants.

While we believe that the nationally mandated usage of renewable fuels has largely driven demand in the past, we believe that an increase in voluntary usage will be necessary for the industry to continue its growth trend.  In addition, a higher RFS standard may be necessary to encourage blenders to utilize ethanol. We expect that voluntary usage by blenders will occur only if the price of ethanol makes increased blending economical. In addition, we believe that heightened consumer awareness and consumer demand for ethanol-blended gasoline may play an important role in growing overall ethanol demand and voluntary usage by blenders. If blenders do not voluntarily increase the amount of ethanol blended into gasoline and consumer awareness does not increase, it is possible that additional ethanol supply will continue to outpace demand and further depress ethanol prices.

Ethanol Industry Competition

We operate in a competitive industry and compete with larger, better financed entities which could impact our ability to operate profitably. There is significant competition among ethanol producers with numerous producer and privately owned ethanol plants planned and operating throughout the United States. In addition, we are beginning to see consolidation in the industry.  Archer Daniels Midland Company, POET, LLC, Hawkeye Renewables, LLC, Aventine Renewable Energy Holdings, Inc., VeraSun Energy Corp. and Cargill Incorporated control a significant portion of the ethanol market, producing an aggregate of over 4.6 billion gallons of ethanol annually.  However, in November 2008 VeraSun Energy Corp. announced it had filed for Chapter 11 bankruptcy protection thereby calling into question its ability to maintain its level of ethanol production.

Ethanol Marketing

 Once our ethanol plants become operational, we expect to employ a third party marketing firm to sell all of our ethanol. We do not have any agreements with any ethanol marketing firms as of the current time.

Distillers Grains Marketing

With the advancement of research into the feeding rations of poultry and swine, we anticipate these markets will continue to expand and create additional demand for distillers grains; however, no assurance can be given that these markets will in fact expand, or if they do that we will benefit from it. We expect to employ a third party marketing firm to sell the distillers grains produced by our plants.

Technology Developments

The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops.  This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn.  Although current technology is not sufficiently efficient to be competitive, the United States Congress is consistently increasing the availability of incentives to promote the development of commercially viable cellulose based ethanol production technology.

Advances and changes in the technology used to produce ethanol may make the technology we are installing in our plant less desirable or obsolete.  These advances could also allow our competitors to produce ethanol at a lower cost than us.  If we are unable to adopt or incorporate technological advances, our ethanol production methods and processes could be less efficient than our competitors, which could cause our plant to become uncompetitive or completely obsolete.

Government Legislation and Regulations

The ethanol industry and our business are assisted by various federal ethanol supports and tax incentives, including those included in the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007. Government incentives for ethanol production, including federal tax incentives, may be reduced or eliminated in the future, which could hinder our ability to operate at a profit. Federal ethanol supports, such as the renewable fuels standard, help support a market for ethanol that might disappear without this incentive; as such, a waiver of RFS minimum levels of renewable fuels included in gasoline could have a material adverse effect on our results of operations. The elimination or reduction of tax incentives to the ethanol industry, such as the VEETC available to gasoline refiners and blenders, could reduce the market for ethanol, causing prices, revenues, and profitability to decrease.

We are also affected by the government’s regulation of the environment, which changes constantly. The Energy Independence and Security Act of 2007 (“EISA”) requires that ethanol plants commencing construction after December 31, 2007 reduce their greenhouse gas emissions compared to “baseline lifecycle greenhouse gas emissions” by 20%. The Environmental Protection Agency (“EPA”) is expected to shortly propose new regulations with respect to this section of the EISA and provide guidance on the definition of “commence construction” and “lifecycle greenhouse gas emissions” as stated in the EISA. Until the EPA sets forth new regulations, this area of the law is unclear. While as of the current time, our anticipated design-builder, Fagen, Inc. has assured us that our plants should be able to meet the 20% reduction, if the EPA’s regulations are unfavorable or contain additional requirements that we are unable to meet, we may find it difficult to sell our ethanol and your investment may lose its value.

We are subject to extensive air, water and other environmental regulations and we will be required to obtain a number of environmental permits to construct and operate the plant. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our operating costs and expenses. It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the production of ethanol. For example, changes in the environmental regulations regarding regulation of carbon dioxide emissions from stationary sources such as ethanol plants or concerning the required oxygen content of automobile emissions could have an adverse effect on the ethanol industry. Furthermore, our plant operations are governed by the Occupational Safety and Health Administration (“OSHA”). OSHA regulations may change such that the costs of the operation of the plant may increase. Any of these regulatory factors may result in higher costs or other materially adverse conditions affecting our operations, cash flows and overall financial performance.

Critical Accounting Estimates

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

Estimated Sources of Funds

The following tables set forth various estimates of our sources of funds, depending upon the amount of units sold to investors and based upon various levels of equity that our lenders may require. Based on current market conditions, we expect to finance the project at an equity to debt ratio of 50% equity and 50% debt. The information set forth below represents estimates only and actual sources of funds could vary significantly due to a number of factors, including because of any grant monies that we may receive and those described in Item 1A: Risk Factors and elsewhere in this annual report.

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

Estimated Use of Proceeds

The gross proceeds from this offering, before deducting offering expenses, will be $253,650,000 if the minimum number of units offered is sold and $591,825,000 if the maximum number of units offered is sold. We estimate the offering expenses to be approximately $550,000. Therefore, we estimate the net proceeds of the offering to be $253,100,000 if the minimum amount of units is sold, and $591,275,000 if the maximum number of units offered is sold. The chart below provides an itemized break-up of our offering expenses:

Nature of Offering Expense	Cost
Securities and Exchange Commission registration fee	$23,258.72
Legal fees and expenses	200,000.00
Accounting fees	125,000.00
Blue Sky filing fees	10,000.00
Printing expenses	75,000.00
Advertising	50,000.00
Miscellaneous expenses	66,741.28
Total	$550,000.00

The following tables describe our proposed use of proceeds if the minimum (16,910) and the maximum (39,455) number of units are sold in this offering. Our estimated project cost for constructing the four plants does not materially vary depending on how much equity is raised in this offering. Rather, we expect to obtain debt financing for the amount by which the total project cost ($871,500,000) exceeds the equity raised in this offering and our seed capital proceeds. Therefore, we expect that our use of proceeds will remain the same as long as the number of units sold in this offering are between the minimum and maximum units offered. The actual use of funds is based upon contingencies, such as the estimated cost of plant construction, the suitability and cost of the proposed site, the regulatory permits required and the cost of debt financing and inventory costs, which are driven by the market. Therefore, the following figures are intended to be estimates only, and the actual use of funds may vary significantly from the descriptions given below depending on contingencies such as those described above. In addition, depending on the level of equity raised, we may decide to implement technical or design upgrades or improvements to our plants.

Use of Proceeds if Minimum or Maximum Number of Units are Sold	Amount	Percentage of Total
Plant Construction	$584,800,000	67.10%
Material escalator provision	$13,000,000	1.49%
Land cost	9,187,490	1.05%
Site development costs	32,606,000	3.74%
Construction contingency	9,388,408	1.08%
Construction performance bond	2,000,000	0.23%
Construction insurance costs	1,000,000	0.11%
Construction manager fees	300,000	0.03%
Administrative building	2,600,000	0.30%
Office equipment	400,000	0.05%
Computers, Software, Network	700,000	0.08%
Rail infrastructure	22,848,100	2.62%
Fire protection, water supply and water pretreatment	25,090,000	2.88%
Capitalized interest	21,200,000	2.43%
Rolling stock	2,000,000	0.23%
Start up costs		0.00%
Financing costs	12,700,000	1.46%
Cost of raising capital (including placement agent or financial advisor fees)	16,995,000	1.95%
Organization costs	6,325,000	0.73%
Pre-production period costs	3,800,000	0.44%
Debt service reserve	$29,920,000	3.43%
Inventory – working capital	32,000,000	3.67%
Inventory – corn	16,440,000	1.89%
Inventory – chemicals and ingredients	2,000,000	0.23%
Inventory – work in process – ethanol	17,600,000	2.02%
Inventory – work in process – distillers grains	3,600,000	0.41%
Inventory spare parts – process equipment	3,000,000	0.34%
Total	$871,499,998	100.00%

Employees

Although we have engaged certain individuals as independent contractors, we currently do not have any employees. Prior to completion of plant construction and commencement of operations, we intend to hire approximately 42 full-time employees per plant for a total of 168 full-time employees. We may hire additional employees for purposes of qualifying for various state and local grants or incentives/  We expect that approximately six of our employees will be involved primarily in management and administration and the remainder will be involved primarily in plant operations. The following table represents some of the anticipated positions within each of our plants and the approximate number of individuals we expect will be full-time personnel at each plant:

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

The positions, titles, job responsibilities and number allocated to each position may differ when we begin to employ individuals for each position. We intend to enter into written confidentiality and assignment agreements with our key officers and employees. Among other things, these agreements will require such officers and employees to keep all proprietary information developed or used by us in the course of our business strictly confidential.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a Smaller Reporting Company and, therefore, are not required to provide the information required by this Item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
East Coast Ethanol, LLC

We have audited the accompanying balance sheets of East Coast Ethanol, LLC as of December 31, 2008 and 2007, and the related statements of operations, members’ equity, and cash flows for the years ended December 31, 2008 and 2007 and for the period from inception (August 4, 2006) through December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of East Coast Ethanol, LLC as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 and for the period from inception (August 4, 2006) through December 31, 2008, in conformity with U.S. generally accepted accounting principles.

HEIN & ASSOCIATES LLP

Denver, Colorado
March 25, 2009

EAST COAST ETHANOL, LLC
FORMERLY PALMETTO AGRI-FUELS, LLC FOR FINANCIAL REPORTING PURPOSES
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,598,451	$6,673,680
Interest receivable	1,646	-
Receivables - other	5,351	-
Total current assets	1,605,448	6,673,680

INVESTMENTS	100,000	-

PROPERTY AND EQUIPMENT
Construction in progress	534,913	28,264
Office furniture & equipment	41,168	-
Less accumulated depreciation	(15,107)	(2,485)
	560,974	25,779

DEFERRED OFFERING COSTS	1,149,055	125,285

DEPOSITS AND OTHER ASSETS	1,661,958	639,967

	$5,077,435	$7,464,711
LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$40,869	$245,095
Total current liabilities	40,869	245,095

COMMITMENTS AND CONTINGENCIES (Notes 4 and 5)

TOTAL MEMBERS' EQUITY
Membership contributions; authorized (unlimited) and 2180 units issued and outstanding	8,603,662	8,603,662
Deficit accumulated during the development stage	(3,567,096)	(1,384,046)
	5,036,566	7,219,616

	$5,077,435	$7,464,711

See Accompanying Notes to Financial Statements

EAST COAST ETHANOL, LLC
FORMERLY PALMETTO AGRI-FUELS, LLC FOR FINANCIAL REPORTING PURPOSES
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	Year ending December 31, 2008 (audited)	Year ending December 31, 2007 (audited)	For the period from August 4, 2006 (inception) through December 31, 2008
Revenues	$-	$-	$-
Operating expenses
Organizational expenses	554,204	566,133	1,163,080
Start-up expenses	-	306,835	433,244
General and administrative expenses	986,696	231,348	1,218,186
Management fees	734,000	258,000	992,000
Total	2,274,900	1,362,316	3,806,510
Operating loss	(2,274,900)	(1,362,316)	(3,806,510)
Other Income (expense)
Other Non-Operating Expense	(5,000)	-	(5,000)
Interest income	96,850	141,144	244,453
Interest expense	-	(39)	(39)
	91,850	141,105	239,414

Net loss	$(2,183,050)	$(1,221,211)	$(3,567,096)

Net loss per unit (Basis and Diluted)	$(1,001)	$(1,327)	$(2,725)

Weighted average units outstanding	2,180	920	1,309

See Accompanying Notes to Financial Statements

EAST COAST ETHANOL, LLC
FORMERLY PALMETTO AGRI-FUELS, LLC FOR FINANCIAL REPORTING PURPOSES
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN MEMBERS' EQUITY
(unaudited)

	Units	Membership Contributions	Deficit Accumulated During Development Stage	Total Member's Equity
Members' equity at inception, August 4, 2006	-	$-	$-	$-

Contributed capital for 105 units at $4,927 per unit, August 2006	105	520,000		520,000
Contributed capital for 37 units at $4,927 per unit, September 2006	37	180,000		180,000
Contributed capital for 16 units at $4,927 per unit, October 2006	16	80,000		80,000

Net loss for the period ending December 31, 2006		-	(162,835)	(162,835)

Members' equity at December 31, 2006	158	780,000	(162,835)	617,165

Contributed capital for 134 units at $4,927 per unit, Apr 2007	134	660,000		660,000
Contributed capital for 188 units at $4,927 per unit, May 2007	188	925,000		925,000
Contributed capital for 57 units at $4,927 per unit, June 2007	57	280,000		280,000
Contributed capital for 10 units at $4,927 per unit, July 2007	10	50,000		50,000
Contributed capital for 10 units at $4,927 per unit, August 2007	10	50,000		50,000

Redemption of member's interests of 4 units at $2,956 per unit, January 2007	(4)	(12,000)		(12,000)
Redemption of members' interests of 8 units at $2,956 per unit, March 2007	(8)	(24,000)		(24,000)

Issuance of 545 member units at $3,737 per unit to Florida Ethanol, LLC, September 6, 2007	545	2,036,893		2,036,893
Issuance of 545 member units at $3,955 per unit to Mid Atlantic Ethanol, LLC, September 6, 2007	545	2,155,569		2,155,569
Issuance of 545 member units at $3,121 per unit to Atlantic Ethanol, LLC, September 6, 2007	545	1,702,200		1,702,200

Net loss for the year ending December 31, 2007			(1,221,211)	(1,221,211)

Members' equity at December 31, 2007	2,180	8,603,662	(1,384,046)	7,219,616

Net loss for the year ending December 31, 2008	-	-	(2,183,050)	(2,183,050)

Members' equity at December 31, 2008	2,180	$8,603,662	$(3,567,096)	$5,036,566

EAST COAST ETHANOL, LLC
FORMERLY PALMETTO AGRI-FUELS, LLC FOR FINANCIAL REPORTING PURPOSES
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(unaudited)

	Year Ending December 31, 2008	Year Ending December 31, 2007	For the period from August 4, 2006 (inception) through September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,183,050)	$(1,221,211)	$(3,567,096)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	12,622	2,485	15,107
Changes in assets and liabilities:
Decrease (increase) in receivables	(6,996)	-	(6,996)
Increase (decrease) in other assets	23,333	(83,544)	(60,211)
Increase in accounts payable and accrued expenses	(204,225)	5,361	(176,674)

Net cash used in operating activities	(2,358,316)	(1,296,909)	(3,795,870)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for Property and Equipment and Construction in Progress	(547,817)	(11,275)	(559,092)
Deposits for property and engineering services	(882,566)	-	(882,566)
Investment in long-term certificate of deposit	(100,000)	-	(100,000)
Net cash received from acquisiton of LLC's	-	5,538,794	5,538,794

Net cash provided by / (used in) investing activities	(1,530,383)	5,527,519	3,997,136

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of membership units	-	1,965,000	2,745,000
Expenditures for offering costs	(1,023,770)	(125,285)	(1,149,055)
Deposits for private placement costs	(162,761)	-	(162,761)
Redemption of members' interests	-	(36,000)	(36,000)

Net cash provided by / (used in) financing activities	(1,186,531)	1,803,715	1,397,184

Increase (decrease) in cash and cash equivalents	(5,075,229)	6,034,325	1,598,451

Cash and cash equivalents, beginning of period	6,673,680	639,355	-

Cash and cash equivalents, end of period	$1,598,451	$6,673,680	$1,598,451

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchase of assets and liabilities of acquired entities for member units	$-	$355,868	$355,868

See Accompanying Notes to Financial Statements

EAST COAST ETHANOL, LLC
FORMERLY PALMETTO AGRI-FUELS, LLC FOR FINANCIAL REPORTING PURPOSES
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

EAST COAST ETHANOL, LLC, (a development stage limited liability company) previously known as Palmetto Agri-Fuels, LLC for financial reporting purposes, (the “Company”) is expected to be located at various sites in Georgia, Florida, South Carolina and North Carolina.  The Company intends to develop four 100-million gallon corn-based ethanol plants in North Carolina, South Carolina, Georgia, and Florida for distribution within the southeast United States.  Although subject to a number of uncertainties, the Company anticipates completing construction of all four plants in 2010.  As of December 31, 2008, the Company is in the development stage with its efforts being principally devoted to start-up, organizational, financing, site evaluation and due-diligence activities.

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

Property and Equipment

Property and equipment are stated at cost.  Significant additions are capitalized, while expenditures for maintenance, repairs and minor renewals are charged to operations when incurred.  Office furniture and equipment is depreciated over the estimated useful life of 3 to 5 years on a straight-line basis.  For the years ended December 31, 2008 and December 31, 2007, the Company recorded depreciation expense of $12,622 and $2,485 respectively. Construction in progress is stated at cost, which includes the cost of construction and other direct costs attributable to the construction.  No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use.  Construction in progress at December 31, 2008 represents engineering, design and other related costs incurred for site preparation.

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

Deferred Offering Costs

As of December 31, 2008, the Company had an active registration statement filed with the Securities and Exchange Commission. Costs incurred related to the sale of membership units are recorded as deferred offering costs until the related units are issued or the offering is terminated.  Upon issuance of units, these costs will be offset against the proceeds received; or if the equity financing does not occur, they will be expensed.  Offering costs include direct and incremental costs related to the offering such as legal fees and related costs associated with the Company’s proposed sale of membership units.  As of December 31, 2008, the total deferred offering costs are $1,149,055 (See Note 5).

Cash Equivalents

The Company considers all highly liquid debt securities purchased with an original maturity of three months or less to be cash equivalents.

Investments

In May 2008, the Company purchased a 2-year $100,000 Certificate of Deposit as collateral for company credit card accounts.  The company credit card accounts were closed in January 2009 and new accounts were opened with another financial institution.  The maturity date of the Certificate of Deposit is May 2010.

 Other Assets

As of December 31, 2008, the Company has $275,900 of earnest money deposits related to purchase and option purchase contracts for real estate.

The Company has entered into a lease agreement for office space in Benson, North Carolina.  As of December 31, 2008, the Company has a refundable lease deposit of $800.

The Company entered into a Letter of Intent with an entity in August 2007 to provide certain engineering and consulting services related to the proposed project near Jesup, Georgia.  The Company entered into two additional Letters of Intent with this entity in to provide the same services related to the proposed projects in South Carolina and Florida in February 2008.  As of December 31, 2008, the Company has non-refundable commitment fees (retainers) with this entity of $1,166,666.

The Company has renewed a directors and officers liability insurance policy commencing November 1, 2008.  The premium cost of this policy is being amortized on a monthly basis over the twelve month policy period.  As of December 31, 2008, the unamortized balance of this prepaid insurance asset is $54,167.

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

Net Loss per Membership Unit
For purposes of calculating basic and diluted net loss per member unit, units subscribed and issued are considered outstanding on the effective date of issue and are weighted by days outstanding.  At December 31, 2008, the Company had 2,180 equity units outstanding that would be considered unit equivalents for purposes of computing net loss per unit.  Through December 31, 2008, the Company has not issued any potentially dilutive securities.

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

As of December 31, 2008, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces FASB Statement No. 141.  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired, and establishes that acquisitions costs will be generally expensed as incurred.  This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of a business combination.  SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be East Coast Ethanol, LLC’s year beginning January 1, 2009.  We are currently assessing the potential impact, if any, of the adoption of SFAS 141R on our results of operations and financial condition.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities.  The Statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 is effective for the Company beginning January 1, 2008.  We are currently evaluating the impact that the adoption of SFAS 159 might have on our results of operations and financial condition.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB 51.  SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  It also requires disclosure, on the face of the consolidated income statement, of the amounts of the consolidated net income attributable to the parent and to the noncontrolling interest.  SFAS 160 is effective for our fiscal year commencing January 1, 2008, including interim periods within that fiscal year.  Earlier adoption is prohibited.  The Company is currently assessing the impact of adoption of SFAS 160 on our results of operations and financial condition.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities.  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  We have determined that early adoption of FASB Statement 161 will have no impact on our results of operations and financial condition.

NOTE 2.BUSINESS COMBINATION

On September 6, 2007, four limited liability companies were merged into a newly formed entity (East Coast Ethanol, LLC, a Delaware limited liability company).  Effective upon the consummation of the merger, the four Limited Liability Companies (Palmetto Agri-Fuels, LLC (acquirer) and the acquired entities including Atlantic Ethanol, LLC, Mid Atlantic Ethanol, LLC, and Florida Ethanol, LLC) were dissolved.  Accordingly, each of the membership interests in the predecessor entities was converted into a corresponding membership interest in East Coast Ethanol, LLC.  Through membership ownership, ongoing management and board of director composition, Palmetto Agri-Fuels, LLC was deemed to be the acquiring entity for financial reporting purposes.  As such, the financial statements of East Coast Ethanol, LLC reflect the operations of Palmetto Agri-Fuels, LLC from its inception (August 4, 2006) to date and the operations of the acquired entities from September 6, 2007 to date.  The membership interests in Palmetto Agri-Fuels, LLC have been restated in these financial statements to reflect the membership interest ultimately received in East Coast Ethanol, LLC.  The merger is considered a business combination in accordance with Statement of Financial Accounting Standards.  As the transaction was consummated through the exchange of equity interests of four development stage entities for equity interest in a newly formed entity, the business combination was measured on the basis of the fair values of the net assets acquired.  The net assets of the predecessor entities primarily consisted of cash (95% of net assets) and accounts payable (3% of net assets), which by their short-term nature are recorded at fair value.  As such, the net assets of the acquired entities were recorded at their historical costs by East Coast Ethanol, LLC, which approximated their fair values on the date of the transaction.  The following table represents the combined results of operations on a pro-forma basis with East Coast Ethanol, LLC, Florida Ethanol, LLC, Mid Atlantic Ethanol, LLC, and Atlantic Ethanol, LLC as if the acquisition had occurred on January 1, 2007.

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

NOTE 4. COMMITMENTS, CONTINGENCIES AND RELATED PARTIES

Development Stage Operations and Liquidity

The Company is in the development state and anticipates that the total cost of the organization, start-up, and to construct the four plants to be approximately $871,000,000.  The Company’s ability to construct its ethanol plants and commence operations is dependent on raising sufficient debt and equity capital.  If and when the plants are completed, its liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to corn, ethanol and other energy commodities, as well as the market price for any co-products generated by the facilities and the cost of labor and other operating costs.  It is also possible that changes to the United States Tax Code could affect the financial results of future operations.

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

•	An amount of $100 per hour plus expenses for services rendered at Company’s request; and
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

The Company has entered into several purchase contracts or option purchase contracts in connection with the purchase of real estate for contemplated ethanol plant construction.  The contracts provide for initial and/or future earnest money payments at certain milestone dates.  Total earnest money deposits related to these contracts is $275,900 as of December 31, 2008.  Additionally, the Company has committed to pay $33,000 of additional earnest money deposits through December 31, 2009 related to contracts that have not been terminated.

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

In 2007, the Company entered into several independent contractor agreements for an indefinite length of time with certain individuals, who are members, directors and/or officers of the Company.  These individuals are to provide project development, management, and independent contractor services to the Company.  The Company has agreed to compensate these individuals a monthly management and/or contract labor fees totaling approximately $69,900.  As of December 31, 2008, eleven individuals who are members, directors and/or officers of the Company have received approximately $804,013 in management, project development, or contract labor non-employee compensation.

The Company pays per diem board stipends to directors to whom the Company does not pay a monthly management fee.  The Company pays these directors $1,250 per day for attendance at board meetings.  As of December 31, 2008 the Company has paid board stipends to these directors in the amount of $56,250.

In 2007, a not-for-profit entity was created to research, educate, promote, and advocate the establishment and growth of the ethanol industry throughout the South and to increase customer demand for ethanol through education about its environmental, economic, and social benefits.  This entity and the Company shared common board management.  None of the board members of this entity receive any form of compensation or benefit from this entity.  In 2008, the Company paid dues to this entity of $107,500.

In February 2007, the Company entered into a lease agreement with an entity for office space and administrative services for $5,000 per month. This entity is owned by two members.  Anew lease agreement was entered into in August 2008 reducing the lease to $3,000 per month.  As of December 31, 208 this entity has paid office lease and administrative services payments of $50,000.

The Company entered into a lease agreement in October 2006 to lease office space for a period of one year commencing November 1, 2006 with a monthly lease payment of $800 and a refundable deposit of $800.  The lease was extended for an additional year commencing November 1, 2008.

The Company renewed a lease agreement in January 2008 to lease office space with a monthly lease payment of $725.  This lease was terminated in June 2008.

The Company entered into a lease agreement in March 2008 to lease office space with a monthly lease payment of $450.  This lease was terminated in December 2008.

The Company has entered into a continuous services agreement in July 2007 for engineering services with an entity for design, engineering and other professional services.  These services are provided on an on-call, as needed basis, and the Agreement may be terminated with 30 days written notice.  There is no obligation for payments other than for work performed and invoiced.

The Company has entered into an energy management agreement in July 2007 with an entity for consulting and energy management services for supplies of natural gas and electricity for the proposed project.  The Agreement period ends twelve months after the project completion date.  The agreement may be terminated with 60 days written notice.  There is no obligation for payments other than for work performed and invoiced.

The Company has entered into a consulting agreement with an entity in March 2007 to provide certain geotechnical and environmental services as required.  This agreement may be cancelled with written notice.  There is no obligation for payments other than for work performed and invoiced.

The Company has entered into a consulting agreement with an entity in July 2007 to provide permitting application, wetlands mitigation and other environmental consulting services as requested.  This agreement may be cancelled with written notice.  There is no obligation for payments other than for work performed and invoiced.

In March 2008, the Company entered into independent contractor agreements with two individuals to provide communication and marketing services in Georgia.  This agreement is for six months and provides for monthly compensation totaling $6,366.  This Agreement was renewed until December 31, 2008 at which time it was terminated.  As of December 31, 2008, the company has paid these individuals $63,666 in non-employee compensation.

In April 2008, the Company entered into an independent contractor agreement with an individual to provide accounting and financial services.  As of June 30, 2008, the company has terminated this agreement and paid this individual $30,000 in non-employee compensation. The company paid this individual $10,000 as final compensation on July 1, 2008.  In November 2008, the Company entered into a new independent contractor agreement with this individual to provide accounting and financial services.  As of December 31, 2008 the Company has paid this individual $2,344 under the second agreement.

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

The first month’s retainer fee of $40,571 was paid in July 2008.  The second month’s retainer fee of $37,679 was paid in August 2008.  The third month’s retainer fee of $34,510 was paid in October 2008.

This entity is not a related party.  There is no assurance that this entity will be able to successfully assist the Company in developing the Projects.

NOTE 5. SUBSEQUENT EVENTS

Independent contractor agreements with eleven individuals who are members, directors and/or officers of the Company expired on 12/31/08.  In addition, independent contractor agreements were terminated December 31, 2008 with two individuals who were providing communication and marketing services in Georgia.  These two individuals were not members, directors, or officers of the Company.

The Company is in the process of negotiating the termination of a lease of office space in North Carolina.

In February 2009, the Company received a letter from an entity that provides site evaluation, permitting, design and engineering, procurement of equipment, and construction services for the proposed plants that states the entity agrees to waive the required non-refundable commitment fee of $333,334 for the North Carolina project site when the letter of intent is executed.

As of March 2009, the Board of Directors has elected to abandon the public offering. The deferred offering cost of approximately $1,150,000 will be expensed in 2009.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES..

Our management, including our Chief Executive Officer, Randall D. Hudson, along with our Chief Financial Officer, John F. Long, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2008. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Except as noted above, there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III.

ITEM 10.  DIRECTORS; EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Business Experience of Directors and Officers

The following is a brief description of the business experience and background of our directors and officers.

Randall Dean Hudson, Chairman/CEO & Director, Age 55, 528 VoTech Drive, Georgia 31774
Dr. Hudson received a Bachelors in Sciences, Master in Soils and Fertility and a PhD in Entomology all from the University of Georgia. He is a Professor Emeritus with the University of Georgia, College of Agriculture and has been involved with value-added agriculture for 8 years. He served as Director for the Center for Emerging Crops and Technologies at the University of Georgia. He has been involved with his family owned business of pecan production and sales since 1980.  Mr. Hudson has served as our CEO since July 2007.

D. Keith Parrish, Vice Chairman/Vice President & Director, Age 57, 1326 County Line Road, Benson, North Carolina 27504
Mr. Parrish received an Associates Degree in Agriculture from North Carolina State University.  He has been the CEO of the National Tobacco Growers Association since 1998 and a member of the Flu-Cured Tobacco Farmers Coop. He has farmed tobacco and row crops since 1976. Mr. Parrish has served as a director since July 2007.

John F. Long, Treasurer/Chief Financial Officer & Director, Age 60, 331 Kirkstone Road, Irmo, South Carolina 29063
Mr. Long received both his Bachelors in Sciences and his Masters in Agricultural Engineering from Clemson University. He has been running a family farming operation, Overbridge Farm LLC since 1980. The farm totals 2400 acres and involves production of cotton, soybeans, wheat, turkeys, beef cattle and timber. He is a former President of the American Soybean Association, in which capacity he testified before the U.S. Congress and aided in the passage of the 1995 Farm Bill. Mr. Long has served as a director since July 2007.

Julius P. Thompson III, Secretary & Director, Age 34, 2073 Camden Road, Holly Hill, South Carolina 29059
Mr. Thompson received a Bachelors in Science in agronomy from Clemson University. He has been the owner and operator of Thompson Farms since 1996. Mr. Thompson has served as a director since July 2007.

Roy Laurence Smith III, Director, Age 45, 674 Chippers Road, Portal, Georgia 30450
Mr. Smith received a Bachelors of Science in Technology from Georgia Southern University. He has been the owner and operator of Smith and Smith Farm for the past 25 years and of Smith and Smith Turf farm for 5 years. His operations have included farming tobacco, cotton, soybeans and peanuts. Mr. Smith has served as a director since July 2007.

Brian Howell, Director, Age 35, 6284 East Pulaski Highway, Register, Georgia 30452
Mr. Howell attended Georgia Southern College for 2 years. He has been the General Manager of DeFair Farms  since 1998 and is the owner of Soggy Bottom Farms and Soggy Bottom Trucking. Mr. Howell has served as a director since July 2007.

Leon Dupree Hatch, Jr., Director, Age 53, 6519 U.S. Highway 275, P.O.Box 314, Branford, Florida 32008
Mr. Hatch graduated from the University of Florida School of Business with a degree in Business Administration. He is President of Hatch Brothers Farms, Inc., Suwannee Lime Company and Bradford Sales, Inc. His business activities for the past 5 years have included raising beef cattle, producing fertilizing eggs from breeder-layer houses and growing peanuts, corn, hay, grass and pine trees. He has also been a part of his family mining business that was established in 1966. Mr. Hatch has served as a director since July 2007.

Carlie McLamb, Jr., Director, Age 43, 101 Canterbury Drive Dunn, North Carolina 28334
Mr. McLamb has been the buying and procurement manager for his family-owned grocery business since 1994. He is also currently serving as the president of the largest Independent Grocers Alliance chain in North Carolina, Carlie C's Operation Center Inc, since 2001. Mr. McLamb has served as a director since July 2007.

Oscar N. Harris, Director, Age 69, 1009 Merry Street, Dunn, North Carolina 28334
Mr. Harris graduated from Campbell University with a Bachelors in Business Administration. He has been a Certified Public Account since 1967 and has been working for Oscar N. Harris & Associates P.A. for the past 5 years. He was a North Carolina State Senator from 1998 to 2002 and is currently serving as the Mayor of Dunn, North Carolina, a position he also previously held from 1987 to 1995. Mr. Harris has served as a director since July 2007.

Larry Sampson, Director, Age 54, 5218 Highway 130 East, Rowland, North Carolina, 28383
Mr. Sampson is the President of the National Tobacco Growers Association and an advisory member of the North Carolina Farm Bureau in Roberson County, North Carolina. He is the former President of the North Carolina Tobacco Growers Association.  He has been a self-employed farmer for the past 5 years. Mr. Sampson has served as a director since July 2007.

Dwight Stansel, Director, Age 61, 5553 164th St., Wellborn, FL 32094
Mr. Stansel replaced Mr. Jerry Barnes who resigned due to other time commitments. Mr. Stansel has been the owner of Dwight Stansel Farm and Nursery, a diversified farming operation over 900 acres, for the past 5 years. Mr. Stansel has served as a director since April 2008.

Theodore D. Henderson, Director, Age 54, 16540 68th Place, Live Oak, Florida 32060
       Mr. Henderson is the Vice President of Shenandoah Dairy, a 5000+ head dairy operation located in Live Oak. In addition to dairy cows, Shenandoah Dairy farms corn, sorghum, ryegrass and oats on approximately 1600 acres. He has been involved with Shenandoah Dairy for the past 5 years. Mr. Henderson has served as a director since July 2007.

Randolph Gillespie Rogers, Director, Age 61, 1901 East Carolina Avenue, Hartsville, South Carolina 29550
       Mr. Rogers is the co-owner of Rogers Brothers Farm, which currently manages 7,500 acres of row-crop wheat, cotton, corn, peanuts and soybeans. He has been farming independently since 1970.  He has been a delegate to the Southern Cotton Growers for the past three years and National Cotton Council for the past year and has also served on the Board of the South Carolina Peanut Growers Association for the past two years. Mr. Rogers has served as a director since July 2007.

Johnny Shelley, Director, Director, Age 59, 7150 Hwy 917, Nichols, South Carolina 29581
Mr. Shelley received a Bachelor’s degree from Campbell University. He has been operating a tobacco and row crop farm and a tobacco warehouse for flu-cured stabilization for the past 5 years. He is a steering committee member of the Alliance for Health and Agriculture Development which is based in Washington D.C. Mr. Shelley has served as a director since July 2007.

Kenneth Dasher, Director, Age 53, 8763 CR 252, Live Oak, Florida 32060
Mr. Dasher received an Associates in Arts degree from Florida College and an Associates in Science degree from Lake Lake City Community College. He is a director for Flue-Cured Tobacco and a member of the Farmer’s Co-op of Live Oak, Florida. He served on the Tobacco Associates’ Board of Directors from 1989 to 1993 and was named Florida Farm Bureau’s Outstanding Young Farmer. He has been a farmer since 1976. Mr. Dasher has served as a director since July 2007.

Jeffrey Glenn Lanier, Director, Age 46, 440 Brannen Drive, Statesboro, Georgia 30458
Mr. Lanier graduated from the Georgia Southern University with a Bachelor’s in Business Administration with an Emphasis in Insurance and Real Estate. He has been working full-time since 1988 in insurance and has trained agents about the different policies and types of coverages available and adjusters about different loss adjustment procedures during this time. Mr. Lanier has served as a director since July 2007.

Robert D. Rushing, Director, Age 49, 760 Joha R. Coleman Road, Register, Georgia 30452
Mr. Rushing has been a farmer for 29 years and has been serving as President of Foux Corner Farms, Inc. for the past 10 years. Mr. Rushing has served as a director since February 2009.

Linda Marie Kunert, Director, Age 52, 5395 NW 72 Pl, Johnston, Iowa 50131
Ms. Kunert is a graduate of the American Institute of Business. She has worked as a broker for Equity Dynamics, a venture capital firm for 9 years and for Boatmans Bank for 4 years. She has been working for Wells Fargo for the past 5 years. Ms. Kunert resigned as a director on September 15, 2008 for personal reasons.

Code of Ethics
Our board of directors has adopted a code of ethics that applies to our principal executive officer, Randy Hudson and our principal financial officer, John Long. Both of these individuals signed an acknowledgment of their receipt of our code of ethics. Our code of ethics is filed as an exhibit to this annual report. Any person who would like a copy of our code of ethics may contact the Company at 877-323-3835 or visit our website. Upon request the Company will provide copies of the code of ethics at no charge to the requestor.

Audit Committee Expert
Oscar Harris is the independent audit committee financial expert on our Audit Committee.

ITEM 11.  EXECUTIVE COMPENSATION

Randall Dean Hudson is currently serving as our Chairman/CEO, D. Keith Parrish as our Vice Chairman/Vice President, John F. Long as our CFO/Treasurer and Julius P. Thompson III is currently serving as our Secretary. The following table sets forth the compensation we provided to our officers during our previous two fiscal years:

Officer Compensation: 2008
Name and Principal Position	Year	Salary	Bonus	Unit Awards	Option Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	Compensation under consulting agreements	Board Stipend	Total
Randy Dean Hudson, CEO	2008	$-	$-	$-	$-	$-	$-	$150,000	$-	$150,000
Dennie K Parrish, Vice President	2008	-	-	-	-	-	-	120,000	-	120,000
John F Long, Chief Financial Officer	2008	-	-	-	-	-	-	80,000	-	80,000
Julius P Thompson, III, Secretary	2008	-	-	-	-	-	-	36,000	-	36,000

Officer Compensation: 2007
Name and Principal Position		Salary	Bonus	Unit Awards	Option Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	Compensation under consulting agreements	Board Stipend	Total
Randy Dean Hudson, CEO	2007	$-	$-	$-	$-	$-	$-	$50,000	$-	$50,000
Dennie K Parrish, Vice President	2007	-	-	-	-	-	-	40,000	-	40,000
John F Long, Chief Financial Officer	2007	-	-	-	-	-	-	110,000	-	110,000
Julius P Thompson, III, Secretary	2007	-	-	-	-	-	-		12,000	12,000

The directors whom we entered into independent contractor agreements with were not provided with any board stipends or per diems. However, the remaining directors were provided stipends and per diems as detailed in the tables below:

Director Compensation: 2008
Name	Board stipend or per diem earned or paid in cash ($)	Compensation under consulting agreements	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Leon Hatch, Jr	$-	$120,000	$-	$-	$-	$-	$-	$120,000
Kenneth Dasher	-	36,000	-	-	-	-	-	36,000
Jerry Barnes	-	-	-	-	-	-	-	-
Theodore Henderson	10,000	-	-	-	-	-	-	10,000
Brian Howell	6,250	-	-	-	-	-	-	6,250
Roy L Smith, III		36,000	-	-	-	-	-	36,000
Jeffrey Lanier	2,500	-	-	-	-	-	-	2,500
Randolph G Rogers	6,250	-	-	-	-	-	-	6,250
Johnny Shelley	7,500	-	-	-	-	-	-	7,500
Carlie McLamb, Jr		36,000	-	-	-	-	-	36,000
Oscar N Harris, CPA	6,250	-	-	-	-	-	-	6,250
Larry Sampson	6,250	-	-	-	-	-	-	6,250
Dwight Stansel	7,500	-	-	-	-	-	-	7,500
Linda Kunert	3,750	-	-	-	-	-	-	3,750

Director Compensation: 2007
Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Leon Hatch, Jr	$40,000	$-	$-	$-	$-	$-	$40,000
Kenneth Dasher	12,000	-	-	-	-	-	12,000
Jerry Barnes	2,500	-	-	-	-	-	2,500
Theodore Henderson	2,500	-	-	-	-	-	2,500
Brian Howell	-	-	-	-	-	-	-
Roy L Smith, III	12,000	-	-	-	-	-	12,000
Jeffrey Lanier	-	-	-	-	-	-	-
Randolph G Rogers	2,500	-	-	-	-	-	2,500
Johnny Shelley	2,500	-	-	-	-	-	2,500
Carlie McLamb, Jr	12,000	-	-	-	-	-	12,000
Oscar N Harris, CPA	2,500	-	-	-	-	-	2,500
Larry Sampson	-	-	-	-	-	-	-
Linda Kunert	2,500	-	-	-	-	-	2,500

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

There are no individuals or entities that own more than five percent of the outstanding units of East Coast Ethanol.

The following table provides information on units beneficially owned by our directors and officers:

UNITS BENEFICIALLY OWNED BY DIRECTORS AND OFFICERS
Title of Class	Name of Beneficial Owner	Approximate Number of Units Owned	Approximate Percentage of Ownership Prior to Offering
Membership Units	Randall Dean Hudson	54.87	2.52%
Membership Units	D. Keith Parrish	50.00	2.30%
Membership Units	John F. Long	10.15	0.47%
Membership Units	Julius P. Thompson III(1)	30.45	1.40%
Membership Units	Roy Smith III	19.46	0.89%
Membership Units	Leon Hatch, Jr.	41.84	1.92%
Membership Units	Kenneth Dasher	88.98	4.08%
Membership Units	Carlie McLamb, Jr.(2)	21.12	0.97%
Membership Units	Brian Howell	44.72	2.05%
Membership Units	Oscar N. Harris(3)	21.12	0.97%
Membership Units	Larry Sampson	30.02	1.38%
Membership Units	Dwight Stansel(4)	22.6141	1.04%
Membership Units	Theodore Henderson(5)	16.96	0.78%
Membership Units	Randolph Gillespie Rogers	20.30	0.93%
Membership Units	Johnny Shelley	32.97	1.51%
Membership Units	Jeffrey Glenn Lanier	19.46	0.89%
Membership Units	Robert D. Rushing	59.2434	2.72%
Membership Units	Linda Kunert	19.46	0.89%

(1) Julius P. Thompson III owns these units through an entity that he partially owns, St. Matthews Grain & Rail, LLC

(2) Carlie McLamb, Jr. owns these units through an entity that he partially owns, MM&L Associates.
(3) Oscar N. Harris owns these units through an entity that he partially owns, HMB Investment Properties, LLC.
(4) Dwight Stansel owns these units with his wife, Glenda Stansel.
(5) Theodore Henderson owns these units through an entity that he partially owns, Shenandoah Dairy.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We had entered into consulting agreements with Randall Hudson our Chairman/CEO, D. Keith Parrish our Vice Chairman/Vice President, John F. Long our CFO/Treasurer and Leon Dupree Hatch, Jr., one of our directors; all of these agreements became effective on September 1, 2007 and expired on December 31, 2008 and were not renewed. All future transactions with affiliates of the company are to be on terms no less favorable than could be obtained from an unaffiliated third party and must be approved by a majority of the independent directors as defined by National Association of Securities Dealers Automated Quotations’ (NASDAQ) corporate governance rules. Please see “Item 11. Executive Compensation” for more information.

All of our directors except Randy D. Hudson, Dennie K. Parrish, John F. Long and Julius P. Thompson III are independent directors as defined by the NASDAQ corporate governance rules.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by the principal independent registered public accountants (Hein & Associates LLP) to the Company for the fiscal year ended December 31, 2008, and the fiscal year ended December 31, 2007 are as follows:

Category	Year	Fees
Audit Fees	2008	$108,000
	2007	$60,000
Audit Related Fees	2008	0
	2007	0
Tax Fees	2008	0
	2007	0
All Other Fees	2008	0
	2007	0

Prior to engagement of the principal accountant to perform audit services for the Company, the principal accountant was pre-approved by our Audit Committee pursuant to Company policy requiring such approval. One hundred percent of all audit, audit-related and tax services were pre-approved by our Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits Filed as Part of this Report and Exhibits Incorporated by Reference.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1) Financial Statements

The financial statements appear beginning on page 28 of this report.

(2) Financial Statement Schedules

All supplemental schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(3) Exhibits

Exhibit No.	Description
14.1	Code of Ethics

31.1	Certificate pursuant to 17 CFR 240 15d-14(a)

31.2	Certificate pursuant to 17 CFR 240 15d-14(a)

32.1	Certificate pursuant to 18 U.S.C. Section 1350

32.2	Certificate pursuant to 18 U.S.C. Section 1350

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAST COAST ETHANOL, LLC

Date: March 31, 2009	/s/ Randall Dean Hudson
Randall Dean Hudson
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: March 31, 2009	/s/ John F. Long
John F. Long
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2009	/s/ Randall Dean Hudson
Randall Dean Hudson
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: March 31, 2009	/s/ D. Keith Parish
D. Keith Parrish
Vice Chairman and Vice President

Date: March 31, 2009	/s/ John F. Long
John F. Long
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 31, 2009	/s/ Julius P. Thompson III
Julius P. Thompson III
Secretary and Director

Date: March 31, 2009	/s/ Leon Dupree Hatch, Jr.
Leon Dupree Hatch, Jr., Director

Date: March 31, 2009	/s/ Kenneth Dasher
Kenneth Dasher, Director

Date: March 31, 2009	/s/ Carlie McLamb, Jr.
Carlie McLamb, Jr., Director

Date: March 31, 2009	/s/ Oscar Harris
Oscar Harris, Director

Date: March 31, 2009	/s/ Dwight Stansel
Dwight Stansel, Director

Date: March 31, 2009	/s/ Theodore Henderson
Theodore Henderson, Director

Date: March 31, 2009	/s/ Randolph Gillespie Rogers
Randolph Gillespie Rogers, Director

Date: March 31, 2009	/s/ Johnny Shelley
Johnny Shelley, Director

Date: March 31, 2009	/s/ Jeff Lanier
Jeff Lanier, Director

EXHIBIT INDEX

Exhibit No.	Description
14.1	Code of Ethics

31.1	Certificate pursuant to 17 CFR 240 15d-14(a)

31.2	Certificate pursuant to 17 CFR 240 15d-14(a)

32.1	Certificate pursuant to 18 U.S.C. Section 1350

32.2	Certificate pursuant to 18 U.S.C. Section 1350